Form 10QSB
period 2000-09-30
OIL & GAS SEEKERS INC
filed 2000-11-15
CIK 1083672

=====================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from           to

                   COMMISSION FILE NUMBER 0-30847

                     OIL AND GAS SEEKERS, INC.
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0420501
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                         2810 South Madison
                  Spokane, Washington   99203-1361
              (Address of principal executive offices)

                           (509) 455-5681
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 38,362,000

=====================================================================

Board of Directors
Oil and Gas Seekers, Inc.
Spokane, Washington

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Oil and Gas Seekers, Inc. (an exploration stage company) as of September 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2000, from March 19, 1999 (inception) to September 30, 1999 and for the period from March 19, 1999 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period ended December 31, 1999 were audited by us and we expressed an unqualified opinion on them in our report dated March 30, 2000 (except for Note 2 as to which the date is September 5, 2000), but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2, the Company has been in the exploration stage since its inception on March 19, 1999. Realization of a major portion of the assets is dependent upon the company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 7, 2000

                      OIL & GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                           BALANCE SHEETS

                                        September 30,  December 31,
                                            2000           1999
                                         (Unaudited)
ASSETS

 CURRENT ASSETS
  Cash                                  $     66,019   $    105,619
                                        ------------   ------------
     Total Current Assets                     66,019        105,619
                                        ------------   ------------
 PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties using successful
   efforts accounting:
  Unproved properties, oil and gas lease      15,000            -
                                        ------------   ------------
     Total Property Plant and Equipment       15,000            -
                                        ------------   ------------
TOTAL ASSETS                            $     81,019   $    105,619
                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Accounts payable                      $      2,409   $        -
  Rent payable to related party                  500          1,000
                                        ------------   ------------
     Total Current Liabilities                 2,909          1,000
                                        ------------   ------------
 COMMITMENTS AND CONTINGENCIES                   -              -
                                        ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock, $0.00001 par value;
  100,000,000 shares authorized,
  38,362,000 shares issued and outstanding       384            384
 Additional paid-in capital                  108,016        108,016
 Deficit accumulated during
  exploration stage                          (30,290)        (3,781)
                                        ------------   ------------
     Total Stockholders' Equity               78,110        104,619
                                        ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $     81,019   $    105,619
                                        ============   ============





       See accompanying notes and accountant's review report.

                      OIL & GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS


                                                        03/19/00    03/19/00
                                            Nine Months (Inception) (Inception)
                Quarter Ended September 30, Ended       to          to
                2000           1999         09/30/00    09/30/99    09/30/00
                (Unaudited)    (Unaudited)  (Unaudited) (Unaudited) (Unaudited)

REVENUES        $       -      $       -    $       -  $        -   $        -
                ----------     ----------   ---------- -----------  -----------
GENERAL AND
 ADMINISTRATIVE
 EXPENSES
 Rent                  250            250          750        750         1,750
 Taxes and licenses     -              -           200         85           285
 Accounting expense  3,947             -         9,189         -          9,189
 Legal fees             -              -        15,000      1,916        16,916
 Transfer agent fees    -              -           285         -          1,030
 Miscellaneous       1,015             -         1,085         17         1,120
                ----------     ----------   ----------  ---------  ------------
Total Expenses       5,212            250       26,509      2,768        30,290
                ----------     ----------   ----------  ---------  ------------
LOSS BEFORE
 INCOME TAXES       (5,212)          (250)     (26,509)    (2,768)      (30,290)
 INCOME TAXES           -              -            -          -             -
                ----------     ----------   ----------  ---------  ------------
NET LOSS        $   (5,212)    $     (250)  $  (26,509) $  (2,768) $    (30,290)
                ==========     ===========  ==========  ========== ============
BASIC AND DILUTED
 NET LOSS PER
 COMMON SHARE   $      nil     $       nil  $      nil  $      nil $        nil
                ==========     ===========  ==========  ========== ============
WEIGHTED AVERAGE
 NUMBER OF BASIC AND
 DILUTED COMMON SHARES
 OUTSTANDING    38,362,000      38,362,000  38,362,000  38,289,114   38,337,528
                ==========     ===========  ==========  ==========   ==========















       See accompanying notes and accountant's review report.

                      OIL & GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Deficit
                                                         Accumulated
                              Common Stock     Additional During
                              Number           Paid-in   Exploration
                              of Shares Amount Capital    Stage   Total

Stock issued in March 1999
 for an average of $0.003 per
 share                      38,362,000 $ 384 $108,016 $     -   $108,400

Net loss for the period
 from inception to
 December 31, 1999                 -     -        -      (3,781)  (3,781)
                            ---------- ----- -------- --------- --------
Balances at
 December 31, 1999          38,362,000   384  108,016    (3,781) 104,619

Net loss for the nine
 months ended
 September 30, 2000                 -     -        -    (26,509) (26,509)
                            ---------- ----- -------- --------- --------
Balances at
 September 30, 2000
 (Unaudited)                38,362,000 $ 384 $108,016 $ (30,290)$ 78,110
                            ========== ===== ======== ========= ========






















       See accompanying notes and accountant's review report.

                      OIL & GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS

                                             09/19/99       09/19/99
                              Nine Months    (Inception)    (Inception)
                              Ended          to             to
                              September 30   September 30   September 30
                              2000           1999           2000
                              (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                     $    (26,509)  $     (2,768)  $    (30,290)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
 Increase in accounts payable        2,409             -           2,409
 Increase (decrease) in related
  parties payable                     (500)           750            500
                              ------------   ------------   ------------
 Net cash used by
   operating activities            (24,600)        (2,018)       (27,381)
                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of oil and
  gas lease                        (15,000)            -         (15,000)
                              ------------   ------------   ------------
 Net cash used by investing
  activities                       (15,000)            -         (15,000)
                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of
  common stock                          -         108,400        108,400
                              ------------   ------------   ------------
 Net cash provided by
  financing activities                  -         108,400        108,400
                              ------------   ------------   ------------
 Net increase (decrease)
  in cash                          (39,600)       106,382         66,019
Cash beginning of period           105,619             -              -
                              ------------   ------------   ------------
Cash at end of period         $     66,019   $    106,382   $     66,019
                              ============   ============   ============
Supplemental cash flow disclosures:

 Income taxes paid            $         -    $         -    $         -
                              ============   ============   ============
 Interest paid                $         -    $         -    $         -
                              ============   ============   ============




         See accompanying notes and accountant's review report.

                     OIL AND GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Oil and Gas Seekers, Inc. (hereinafter "the Company") was incorporated on March 19, 1999 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing natural resource properties. The Company had no activity, other than common stock sales, prior to April 1, 1999 (See Note 3). The Company maintains an office in Spokane, Washington. The Company's fiscal year-end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

                     OIL AND GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Stage Activities
The Company has been in the exploration stage since its formation in March 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of natural resource properties. Upon location of a commercial reserve, the Company expects to actively prepare the site for extraction and enter a development stage.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, and accrued liabilities approximate their fair value.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value.

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
At the point the Company obtains inventories, they will be valued at the lower of cost or market. The cost of inventories of crude oil and petroleum products will be determined on the last-in, first-out (LIFO) method.

                     OIL AND GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil
and gas producing activities.   Costs to acquire mineral interests in
oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

                     OIL AND GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company will determine impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

Revenues
As noted in its statement of operations, Oil and Gas Seekers, Inc. has not produced any revenue in the period ended December 31, 1999 or in the nine months ended September 30, 2000. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

Exploration Costs
In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

Compensated Absences
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes
At September 30, 2000, the Company had accumulated net operating loss of approximately $30,000, which may be applied to taxable income through the year 2019. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share is the same, as there were no common stock equivalents outstanding.

                     OIL AND GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental Expenditures
The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to
satisfy the Company's future obligation will be accrued.   Due to the
fact that the Company has not started any production activities, there are no known liabilities at September 30, 2000.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $30,290. The Company has been in exploration stage since inception and has generated no revenues. The future of the Company is dependent upon its ability to obtain financing and sale of securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common
stock, having a par value of $0.0001 per share.   In March 1999,
38,362,000 shares of common stock were issued for cash at an average price of $0.003 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS AND RENT EXPENSE

The Company occupies office space provided by Mr. Harold Kaufman Jr.,
the secretary of the Company, at a rate of $1,000 per year.   For the
nine months ended September 30, 2000, rent expense was $750.

                     OIL AND GAS SEEKERS, INC.
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 5 - YEAR 2000 ISSUES

Like other companies, Oil and Gas Seekers, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. Any costs associated with Year 2000 compliance are expensed when incurred. At this time, there have been no known adverse conditions caused by the year 2000 issue.

NOTE 6 - OIL AND GAS LEASE

On March 31, 2000, the Company acquired for $15,000 a 100% leasehold interest and a 78% net revenue interest in a lease containing oil and gas rights in Stephens County, Texas. The lease is limited to two years and can be extended under certain circumstances in the event of actual drilling or production.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company intends to spend its existing cash on drilling operations on its existing oil and gas lease. The Company does not intend to acquire any additional oil and gas leases until it completes drilling operations on its existing lease. The Company intends to initiate its drilling operations within the next twelve months and believes that it will complete its drilling operations within the next eighteen months. The Company does not believe it will need additional capital to commence its drilling operations, but will need additional capital to complete its well.

     The Company's positive cash flow last year came solely from new financings rather than income. The Company intends to reduce its dependence on new financings by completing its initial drilling operation. Income from the sale of oil or gas will then be applied to the Company's plan to acquire additional leases. There is no assurance, however, the Company's initial drilling operation will prove successful. It does not prove successful, the Company will have to rely upon future new finances in order to continue its operations.

     The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

     The Company does not intend to conduct any research or development during the next twelve months other than as described herein.

     The Company does not intend to purchase a plant or significant equipment. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

     The Company does not expect to earn revenues until it begins recovering oil and/or gas.


                              PART II.

ITEM 6.  EXHIBITS

Exhibit No.    Description

27             Financial Data Schedule

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2000

                              OIL AND GAS SEEKERS, INC.
                              (Registrant)



                              By:  /s/ Harold Kaufman
                                   Harold Kaufman, Secretary,
                                   Treasurer, Chief Financial Officer
                                   and a member of the Board of
                                   Directors