Form 10KSB
period 2000-12-31
OIL & GAS SEEKERS INC
filed 2001-03-30
CIK 1083672

=====================================================================
                             FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 2000
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                   Commission file number 0-30847

                     OIL AND GAS SEEKERS, INC.
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0420501
(State or other jurisdiction of         (Employer Identification No.)
incorporation or organization)

                         2810 South Madison
                  Spokane, Washington   99203-1361
    (Address of principal executive offices, including zip code.)

                           (509) 455-5681
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      Common
     Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year. December 31, 2000 - $-0-.



     The market value of the Registrant's common stock can not be determined at this time because there is no public market for said common stock. There are approximately 3,462,000 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 26, 2001 - 38,362,000 shares of Common Stock

Documents Incorporated by Reference

1. Our Form 10-SB Registration Statement (SEC File #0-30847) and all amendments thereto, which was filed on June 21, 2000, with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after June 21, 2000.

Transitional Small Business Issuer Format
     YES [   ]   NO [ x ]





























                                 -2-
                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Background

     OIL AND GAS SEEKERS, INC. (the "Company") is a development stage enterprise formed under the laws of the State of Nevada, on March 19, 1999, for the purpose of purchasing, developing and operating oil and gas leases. The Company is currently not earning any revenues and is not conducting any business operations, except for the acquisition of one undeveloped oil and gas lease.

      The Company does not intend to acquire additional oil and gas leases until it has initiate drilling operations on its existing lease.

Selection of Target Areas for Acquisition

     The Company's proposed plans call for it to consider several factors in choosing a region for acquisition of oil and gas leases. First, the Company intends to acquire additional prospects in Texas or Oklahoma.
At the present time the Company has not targeted any additional oil and gas leases for acquisition. The Company intends to acquire additional oil and gas leases from other oil and gas companies.

      The Company intends to engage third parties such as a drilling contractor, geologist and engineer to direct the drilling of one well on the lease. As of the date hereof, the Company has not entered into any negotiations with any drilling contractors, geologists or engineers and there is no assurance that the Company will ever enter into any contracts with any drilling contractors, geologists or engineers.

     The Company will determine which leases it is interested in acquiring based upon the analysis of technical and production data, on site verification of any well equipment and production capability, and verification of ownership of lease hold rights. The Company anticipates that it will take from four to six months to acquire additional leasehold interests. Further, the Company intends upon diversifying its production portfolio with respect to both reservoir production characteristics and to market access. Production portfolio is comprised of all producing oil and gas leases owned by the Company. Reservoir production characteristics is the information which defines the nature of the porous, permeable sedimentary rocks which contain commercial quantities of oil or gas. Market access is the demand for the particular grade of oil which is located in a particular reservoir. The Company believes that the overall effect of these two unrelated characteristics is to significantly lower the overall risk of the Company strategy.

      The Company does not anticipate acquiring additional leasehold interests during the next six months.


                                  -3-Geological and Geophysical Techniques

     The Company may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases.

     Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. The Company will have access to the well logs and decline curves from existing operating wells. Well logs allow the Company to calculate an original oil or gas volume in place while decline curves from production history allow the Company to calculate remaining proved producing reserves. The Company has not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Market for Oil and Gas Production

     The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check
disbursements to both the working interest and royalty owners.   The
Company will be a working interest owner. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, the Company, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.


                                 -4-
     Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market when ever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Leases

     The principal activity for the Company in the future will be the acquisition of producing oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, the Company is not engaged in any bidding process. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

     Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field. The Company believes that the estimated cost of Phase 1 for one property will be approximately $5,000.

     Phase 2. Submission of the Bid. Each bid will be made subject to further verification of production capacity, equipment condition and status, and title. The Company believes that the estimated cost of Phase 2 for one property will be approximately $50,000.

     Phase 3. Closing. Final price negotiation will take place. Cash transfer and issuance of title opinions. Tank gauging and execution of transfer orders. The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller's offering price for the property.

     After closing has occurred, the newly acquired property will be turned over to the Company for possible work-overs or operational changes which will in the Company's estimation increase each well's production.

     In connection with the acquisition of an oil and gas lease for work-over operations, the Company is able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, the Company agrees to assume the obligation to plug and abandon the well in the event

                                 -5-
the Company determines that reworking operations are either too expensive or will not result in production in paying quantities. The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well.

     Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. The Company currently does not have sufficient revenues or funds available to it to make a bid for such properties. The Company has not initiated a search for additional leases and does not intend to do so until it raises additional capital. The Company believes that it is not an efficient use of time to search for additional prospects when it does not have sufficient capital to
acquire and develop additional leases.   The Company intends to raise
additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties. There is no assurance that the Company will ever raise such additional capital and if the Company is unable to raise such capital, it may have to cease operations.

     At the present time, the Company has not identified any specific oil and gas leases which it intends to acquire and will only be able to make such determination upon raising said capital.

The Company's Ownership Interest

     As of the date hereof, the Company has acquired a 100% working interest, in one non-producing oil and gas lease. The Company acquired its oil and gas lease by assignment from McClymond, Inc., a Texas corporation, on March 30, 2000. The Company paid $15,000 for a 100% working interest, 78% net revenue interest in the lease. The foregoing means that the Company is responsible for 100% of the expenses of developing and operating the lease, but will only receive 78% of the revenues derived from the sale of the oil and/or gas from the lease. The lease is for a period of two years and may be extended beyond the termination date by producing oil and/or gas in paying quantities. Production in paying quantities requires that the revenues from the lease exceed the expense of operating the lease. The Company intends to begin drilling operations upon the Company's securities being listed for trading on the Bulletin Board operated by the National Association of Securities Dealers. The Company believes that if its securities are listed for trading on the Bulletin Board, it will be easier for it to raise funds since there will be a place for investors to liquidate their investment. Thereafter, the Company intends to engage a drilling contractor, geologist and engineer to initiate its proposed drilling operations.
There is no assurance that any of the foregoing will be accomplished by the Company. See "Item 2. Description of Properties."






                                 -6-
Competition

     The oil and gas industry is highly competitive. The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of the Company's competitors have greater financial, personnel and other resources than does the Company and therefore have a greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

     The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto

     The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on the Company cannot be predicted.

     The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that the Company may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

      The Company's operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to

                                 -7-
comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases the Company's cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

     Transportation and Sale of Oil and Natural Gas. The Company can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by the Company's ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission ("FERC") regulates:

     -    the construction of natural gas pipeline facilities, and

     - the rates for transportation of these products in interstate commerce.

     The Company's possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC's jurisdiction. The most notable of these are natural gas transmission companies.

     The FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. The Company cannot predict what further action the FERC will take on these matters. However, the Company does not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which the Company might compete against.





                                 -8-
     Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. The Company does not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes with.

     Regulation of Drilling and Production. The Company's proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

     - the amounts and types of substances and materials that may be released into the environment,

     -    the discharge and disposition of waste materials,

     - the reclamation and abandonment of wells and facility sites, and

     -    the remediation of contaminated sites,

     and require:

     -    permits for drilling operations,

     -    drilling bonds, and

     -    reports concerning operations.

     Texas law contains:

     - provisions for the unitization or pooling of oil and natural gas properties,

     - the establishment of maximum rates of production from oil and natural gas wells, and

     - the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

     General. The Company's operations are affected by the various state, local and federal environmental laws and regulations, including the:

     -    Clean Air Act,

     -    Oil Pollution Act of 1990,

     -    Federal Water Pollution Control Act,

                                 -9-
     -    Resource Conservation and Recovery Act ("RCRA"),

     -    Toxic Substances Control Act, and

     -    Comprehensive Environmental Response, Compensation and
          Liability Act ("CERCLA").

these laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

     -    drilling,
     -    development and production operations,
     - activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
     - use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

     - unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

     - capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

     - capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

     Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, the Company is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Company does not believe that changes to these regulations will have a significant negative affect on its operations.

     A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Company does not maintain insurance for protection against certain types of environmental liabilities.


                                -10-
     The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Company believes the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

     RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

     -    a "generator" or "transporter" of hazardous waste, or

     - an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Company will not be subject to many of RCRA's requirements because its operations will probably generate minimal quantities of hazardous wastes.

     CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

     - the "owner" or "operator" of the site where hazardous substances have been released, and
     - companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, the Company could generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, the Company may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law the Company could be required to:

     - remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
     - clean up contaminated property, including contaminated groundwater, or
     - perform remedial plugging operations to prevent future contamination.


                                -11-

     The Company could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

     While the foregoing regulations appear extensive, the Company believes that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse affect upon the Company. Further, the Company believes it will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

Company's Office

     The Company's offices are located at 2810 South Madison, Spokane, Washington 99203-1361. The Company leases the space from Harold Kaufman, Jr., the Company's Secretary/Treasurer, as well as, equipment including computers, office computer programs, fax machines, small copy machines, a scanner, telephones, desks, files and fixtures. The lease payment is at the rate of $1,000.00 per year, plus out-of-pocket expenses. The transaction with Mr. Kaufman is no less favorable to the Company than can be obtained from independent third parties.

Employees

     The Company is a development stage company and currently has no employees other than its Officers and Directors.

RISK FACTORS

      1. The Company is an exploration stage company and has no known oil and gas reserves. The Company is an exploration stage company and has no known oil and gas reserves. The Company is currently incurring losses in its operations and may continue to sustain losses and accumulate deficits in the future.

     2. The Company may not discover any oil on its property. The search for oil and gas is risky. The Company will not know what is underground until it drills a well. As such, there may be no oil and gas under the Company's lease. Accordingly, the Company may not discover any oil or gas.

     3. Volatility of Oil and Gas Markets. In the past few years, the price of oil and gas has been volatile. During the last five years the price of oil has fluctuated from a low of approximately $11.00 per barrel to a high of approximately $36.00 per barrel. The price of gas has fluctuated from a low of approximately $1.80 per 1,000 cubic feet to a high of approximately $9.00 per 1,000 cubic feet. At the present time the price of oil is near $27.75 per barrel. The price of natural gas is
near $5.62 per 1,000 cubic feet.   There is no assurance that in the
future prices for oil and gas production will stabilize at current rates.


                                -12-

     4. Availability of Suitable Prospects or Producing Properties. Competition for prospects and producing properties is intense. The Company will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The state of the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. See "Business - Competition." The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company can sell prospects or obtain financing for or participants to join in the development of prospects.

     5. Title to Properties. It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. The Company
intends to follow this custom.   If the title to the prospects should
prove to be defective, the Company could lose the costs of acquisition, or incur substantial costs for curative title work.

     6. Shut-in Wells and Curtailed Production. Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where the Company's operations will be conducted. In such event, it is possible that there will be no market or a very limited market for the Company's prospects. It is customary in many portions of Oklahoma and Texas to shut-in gas wells in the spring and summer when there is not sufficient demand for gas.

     7. Operating and Environmental Hazards. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by the Company if it participates in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. The Company could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. The Company currently does not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas. See "Business - Government Regulations."

                                -13-
      8. Lack of Insurance. The Company does not maintain any insurance against losses or liabilities which may arise from operations.

     9. Federal and State Taxation. Federal and state income tax laws are of particular significance to the oil and gas industry. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which the Company may conduct oil and gas activities also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which adversely affects the Company.

     10. Government Regulation. The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the prices at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective. See "Business - Governmental Regulations."

      11. Because the Company's common stock is a "penny stock," investors may not be able to resell their shares and will have access to limited information about the Company. The Company's common stock is defined as a "penny stock," under the Securities Exchange Act of 1934, and its rules. Because the Company's common stock is a "penny stock," investors may be unable to resell their shares. This is because the Securities Exchange Act of 1934 and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell the Company's securities to persons other than accredited investors. As a result, fewer broker-dealers are willing to make a market in the Company's common stock and investors may not be able to resell their shares. Further, news coverage regarding penny stock is extremely limited, if non-existent. As a result, investors only information will be from reports filed the with the Securities and Exchange Commission. See
"Market Price for Common Equity and Other Shareholder Matters."

     12. Writedowns and Limits on Accuracy of Reserve Estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of future net revenues and the present value of such revenues are based on the
price and costs at the effective date of the estimate.   These estimates
may not prove to have been correct over time. A further decline in oil and gas prices may require the Company to write down the value of its oil and gas reserves.

     13. Need for Additional Key Personnel. At the present, the Company employs no full time employees. In order to drill a well on its property, the Company will have to hire a drilling contractor. The Company believes that it has sufficient funds to commence its drilling operations, but not enough money to complete its well, should oil and/or gas be discovered. Should the Company's operations prove successful, the

                                -14-
Company believes that it will need the services of a full-time petroleum geologist and possibly an engineer who would be available to evaluate its proposed acquisitions. At the present time the Company has insufficient revenues to hire a geologist or engineer and there is no assurance that it will be able to hire and retain such personnel in the future. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected. See "Business."

     14.  Reliance Upon Directors and Officers.   The Company is wholly
dependent, at the present time, upon the personal efforts and abilities of its President and Director, Gary Ruff; its Vice President and
Director, Albert J. Schauble, Jr.; and, its Secretary/Treasurer and Director, Harold Kaufman, Jr. The loss of any one of the foregoing could adversely effect the Company's operations. While the foregoing will exercise control over the day to day affairs of the Company, they will also be devoting limited time to the Company's activities. Upon completion of this offering, the President will devote 5% of his time to the operation of the day to day affairs of the Company, the Vice President will devote 2% his time to the operation of the day to day affairs to the Company and the Secretary/Treasurer will devote 2% of his time to the operation of the day to day affairs to the Company. The Company does not have employment agreements with any of its officers and directors, nor does the Company maintain key-person insurance for any officer or
director.    Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. As of the date hereof, the Company does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming. See "Item 1 - Business" and "Item 5 - Directors, Executive Officers, Promoters and Control Persons - Officer and Director Biographies."

      15. Messrs. Ruff and Kaufman own over 90% of the outstanding common stock of the Company which may inhibit a change of control. Messrs. Ruff and Kaufman own over 90% of the outstanding shares of the Company's common stock. As a result, Messrs. Ruff and Kaufman are able to elect all of the Company's directors and control the Company's operations. Further, we do not permit cumulative voting for directors.

     16. Messrs. Ruff and Kaufman's control can have a depressive effect on the market price of stock. Because Messrs. Ruff and Kaufman control
the Company, the value attributable to the right to vote is gone.   This
could result in a reduction in the market value to the shares owned by investor because of the ineffective voting power.

     17. Need for Subsequent Funding. The Company may have future needs for additional funds in order to finance its proposed business
operations.    The Company believes that it does not have adequate funds
available to drill and complete one well on its lease. The Company's continued operations therefore depend upon its ability to raise

                                -15-
additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

     18. Non-Arms's Length Transaction. The purchase price of stock issued to the Company's officers, directors and Doris Ruff was not at arm's length, but was determined by the Company's board of directors to be enough money to acquire one oil and gas lease. The number of shares allocated to them was determined by the Company's board of directors to invest Messrs Ruff and Kaufman and Doris Ruff with control of the Company during its exploration stage. Subsequent sales of shares were arm's length and were intended to raise enough capital to complete one well. While no risk will result to the Company as a result of the foregoing transactions, a future risk could result to persons who acquire shares in the aftermarket from current shareholders who will sell their shares as soon as the market price for the shares is above $0.05 per share in that the selling shareholders will have a depressive effect on the market
price of the Company's stock.   See "Principal Shareholders."

     19. Indemnification of Officers and Directors for Securities Liabilities. The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Nevada Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     20.  Public Market for Securities.   There is no public market for
the Company's common stock. The Company's common stock is owned by 19 persons. The Company's common stock is not traded on any medium and there is no assurance that the Company's common stock will ever be traded.

     21. No Cumulative Voting or Preemptive Rights. There are no preemptive rights in connection with the Company's Common Stock and cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. See "Description of the Securities."

                                -16-
     22. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase of the securities. See "Dividend Policy."


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company owns one undeveloped oil and gas lease, more particularly described as a 100% leasehold interest and a 78% net revenue interest, in and to that certain oil and gas lease dated January 9, 1954, from Ed Ford, et ux, as Lessors, to Vanroe M. Howard, as Lessee, recorded
in Volume 266, page 216,   Deed Records of Stephens County, Texas,  only
insofar as said lease covers all of Texan Emigration and Land Company, Survey No. 1083, Stephens County, Texas, save and except 20 acres in the form of a square surrounding the Ed Ford A-3 well located in the southwest corner of said survey, containing 300 acres of land, more or less.

      The lease is located approximately 130-150 miles west of Dallas, Texas near Breckenridge, Texas and contains three hundred acres or approximately one-half square mile. The surface of the lease is flat and arid.

     A leasehold interest is the interest of one holding as a grantee or lessee under an oil and gas lease.

     A net revenue interest is a share of the working interest not required to contribute to, nor liable for, any portion of the expense of drilling and completing the initial well on the premises.

     The Company has no proved reserves on its current property.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders during the fourth quarter which ended December 31, 2000.




                                -17-

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

     No market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

       There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities. On January 4, 1999, the NASD amended its rules regarding listing of securities for trading on the Bulletin Board. Effective on January 4, 1999, securities of corporations will not be listed for trading on the Bulletin Board unless the corporation files reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, the Company's common stock will not be listed for trading on the Bulletin Board until such time as this registration statement is declared effective by the Securities and Exchange Commission (the "Commission") and the Company has satisfied all comments made by the Commission.

     We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 38,362,000 shares of common stock outstanding as of March 26, 2001, 34,900,000 shares were issued to our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein. Our officers and directors do not have to comply with said one year holding period because the shares issued to them were sold pursuant to Reg. 504 of the Act.

     At March 26, 2001, there were 19 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.





                                -18-
SEC Rule 15g

     The Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers to sell their shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The Company intends to spend its existing cash on drilling operations on its existing oil and gas lease. The Company does not intend to acquire any additional oil and gas leases until it completes drilling operations on its existing lease. The Company intends to initiate its drilling operations within the next twelve months and believes that it will complete its drilling operations within the next eighteen months. The Company does not believe it will need additional capital to commence its drilling operations, but will need additional capital to complete its well. The Company estimates that it will need approximately $50,000 to complete its well.


                                -19-
     The Company did not generate any revenues or raise in any capital in 2000. The Company intends to reduce its dependence on new finances by completing its initial drilling operation. Income from the sale of oil or gas will then be applied to the Company's plan to acquire additional leases. There is no assurance, however, the Company's initial drilling operation will prove successful. It does not prove successful, the Company will have to rely upon future new finances in order to continue its operations.

     The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated until it
successfully completes one producing oil or gas well.   Accordingly, the
Company must raise cash from sources other than the sale of oil or gas found on its property. That cash must be raised from other sources. The Company's only other source for cash at this time are investments or loans by others in the Company. The Company must raise cash to complete its well and stay in business.

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

     The Company does not intend to conduct any research or development during the next twelve months other than as described herein. See "Business."

     The Company does not intend to purchase a plant or significant equipment. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

     The Company does not expect to earn revenues until it begins recovering oil and/or gas.

ITEM 7.   FINANCIAL STATEMENTS.

Independent Auditor's Report                           F-1
Balance Sheet                                          F-2
Statement of Operations                                F-3
Statement of Stockholders' Equity                      F-4
Statement of Cash Flows                                F-5
Notes to the Financial Statements                      F-6


The Board of Directors
Oil and Gas Seekers, Inc.
Spokane, WA

                    INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Oil and Gas Seekers, Inc. (an exploration stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (March 19, 1999) through December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oil and Gas Seekers, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended and for the period from inception (March 19, 1999) through December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on March 19, 1999. The company has no revenues and has recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 8, 2001


                                 F-1
                      OIL AND GAS SEEKERS, INC.
                   (An Exploration Stage Company)
                           BALANCE SHEETS

                                   December 31,    December 31,
                                   2000           1999
ASSETS

CURRENT ASSETS
 Cash                              $  65,992      $ 105,619
                                   ---------      ---------
 Total Current Assets                 65,992        105,619
                                   ---------      ---------
PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties using
 successful efforts accounting:
 Unproved properties,
  oil and gas lease                   15,000             -
                                   ---------      ---------
 Total Property Plant and
  Equipment                           15,000             -
                                   ---------      ---------
TOTAL ASSETS                       $  80,992      $ 105,619
                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                   $   2,640      $      -
Rent payable to related party            750          1,000
                                   ---------      ---------
 Total Current Liabilities             3,390          1,000
                                   ---------      ---------
COMMITMENTS AND CONTINGENCIES             -              -
                                   ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value;
 100,000,000 shares authorized,
 38,362,000 shares issued and
 outstanding                             384            384
Additional paid-in capital           108,016        108,016
Deficit accumulated during
 exploration stage                   (30,798)        (3,781)
                                   ---------      ---------
 Total Stockholders' Equity           77,602        104,619
                                   ---------      ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $  80,992      $ 105,619
                                   =========      =========

   The accompanying notes are an integral part of these financial statements.
                                 F-2
                      OIL AND GAS SEEKERS, INC.
                   (An Exploration Stage Company)
                      STATEMENTS OF OPERATIONS

                                             Period from    Period from
                                             03/19/99       03/19/99
                                             (Inception)    (Inception)
                              Year Ended     to             to
                              12/31/00       12/31/99       12/31/00

REVENUES                      $       -      $     -        $       -
                              ----------     --------       ----------

GENERAL AND ADMINISTRATIVE
EXPENSES
 Rent                              1,250          1,000          2,250
 Taxes and licenses                   -              85             85
 Accounting                        9,420             -           9,420
 Legal fees                       15,000          1,916         16,916
 Transfer agent fees                 285            745          1,030
 Miscellaneous                     1,062             35          1,097
                              ----------     ----------     ----------
  Total Expenses                  27,017          3,781         30,798
                              ----------     ----------     ----------
NET LOSS BEFORE INCOME TAXES     (27,017)        (3,781)       (30,798)

INCOME TAXES                          -              -              -
                              ----------     ----------     ----------
NET LOSS                      $  (27,017)    $   (3,781)    $  (30,798)
                              ==========     ==========     ==========
BASIC AND DILUTED LOSS PER
 COMMON SHARE                 $      nil     $      nil     $      nil
                              ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
SHARES OUTSTANDING            38,362,000     37,992,000     37,752,945
                              ==========     ==========     ==========











   The accompanying notes are an integral part of these financial statements.

                                 F-3
                      OIL AND GAS SEEKERS, INC.
                   (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY


                                                      Deficit
                                                      Accumulated
                          Common Stock    Additional  During
                       Number             Paid-in     Exploration
                       of Shares  Amount  Capital     Stage        Total

Stock issued in March
 1999 for an average of
 $0.003 per share      38,362,000  $ 384   $ 108,016   $      -    $ 108,400

Net loss for the
 year ending December
 31, 1999                      -      -            -      (3,781)     (3,781)
                       ----------  -----   ---------   ---------   ---------
Balance,
 December 31, 1999     38,362,000    384     108,016      (3,781)    104,619

Net loss for the
 year ended December
 31, 2000                      -      -           -       (27,017)   (27,017)
                       ----------  -----   ---------    ---------  ---------
Balance,
 December 31, 2000     38,362,000  $ 384   $ 108,016    $ (30,798) $  77,602
                       ==========  =====   =========    =========  =========
























   The accompanying notes are an integral part of these financial statements.

                                 F-4

                      OIL AND GAS SEEKERS, INC.
                   (An Exploration Stage Company)
                       STATEMENT OF CASH FLOWS

                                        Period from    Period from
                                        03/19/99       03/19/99
                                        (Inception)    (Inception)
                         Year Ended     to             to
                         12/31/00       12/31/99       12/31/00
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                 $ (27,017)     $  (3,781)     $ (30,798)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
  Increase (decrease) in
   accounts payable          2,640             -           2,640
  Increase (decrease) in
   rent payable               (250)         1,000            750
                         ---------      ---------      ---------
Net cash used by
 operating activities      (24,627)        (2,781)       (27,408)
                         ---------      ---------      ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
 Purchase of oil and gas
  lease                    (15,000)            -         (15,000)
                         ---------      ---------      ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Proceeds from sales of
  common stock                  -         108,400        108,400
                         ---------      ---------      ---------
Net cash provided by
 financing activities           -         108,400        108,400
                         ---------      ---------      ---------
Net increase (decrease)
 in cash                   (39,627)       105,619         65,992
Cash beginning of period   105,619             -              -
                         ---------      ---------      ---------
Cash at end of period    $  65,992      $ 105,619      $  65,992
                         =========      =========      =========
Supplemental cash flow
 disclosures:
 Income taxes paid       $      -       $      -       $      -
                         =========      =========      =========
 Interest paid           $      -       $      -       $      -
                         =========      =========      =========

   The accompanying notes are an integral part of these financial statements.
                                 F-5

                      OIL AND GAS SEEKERS, INC.
                  (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 2000

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

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                      OIL AND GAS SEEKERS, INC.
                  (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 2000


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

On the sale or retirement of a complete unit of a proven property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proven property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

                      OIL AND GAS SEEKERS, INC.
                  (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 2000


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties (continued)
On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

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

Revenues
As noted in its statement of operations, Oil and Gas Seekers, Inc. has not produced any revenue in the period ended December 31, 1999 or in the year ended December 31, 2000. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

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

Provision for Taxes
At December 31, 2000, the Company had accumulated net operating loss of approximately $25,000, which may be applied to taxable income through the year 2020. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

                      OIL AND GAS SEEKERS, INC.
                  (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 2000

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Environmental Expenditures
The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy
the Company's future obligation will be accrued.   Due to the fact that
the Company has not started any production activities, there are no known liabilities at December 31, 2000.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $30,798. The Company has been in exploration stage since inception and has generated no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and sale of securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 3   COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common
stock, having a par value of $0.0001 per share.   In March 1999,
38,362,000 shares of common stock were issued for cash at an average price of $0.003 per share. During the year ended December 31, 2000, the Company has no issuances of common stock.

NOTE 4   RELATED PARTY TRANSACTIONS AND RENT EXPENSE

The Company occupies office space provided by Mr. Harold Kaufman Jr., the
secretary of the Company, at a rate of $1,250 per year.   For the years
ended December 31, 1999 and 2000, rent expense was $1,000 and $1,250, respectively.

                      OIL AND GAS SEEKERS, INC.
                  (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 2000


NOTE 5   YEAR 2000 ISSUES

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


NOTE 6   OIL AND GAS LEASE

On March 31, 2000, the Company acquired for $15,000 a 100% leasehold interest and a 78% net revenue interest in a lease containing oil and gas rights in Stephens County, Texas. The lease is limited to two years and can be extended under certain circumstances in the event of actual drilling or production.


NOTE 7   CONCENTRATION OF RISK

The Company's development efforts are currently concentrated in one lease for oil and gas rights in Stephens County, Texas. See Note 6. There are no guarantees that efforts to find recoverable oil and gas will be successful within the period of the lease.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The officers and directors of the Company are as follows:

Name                     Age       Position

Gary Ruff                41        President, Chief Executive Officer
                                   and a member of the Board of
                                   Directors

Albert J. Schauble, Jr.  44        Vice President and a member of the
                                   Board of Directors

Harold Kaufman, Jr.      39        Secretary/Treasurer, Chief Financial
                                   Officer and member of the Board of
                                   Directors

     All directors hold office until the next annual meeting of shareholders, or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer and Director Biographies:

Gary Ruff - President, Chief Executive Officer and a member of the Board of Directors.

     Mr. Ruff is a founder, President, Chief Executive Officer and a member of the Board of Directors of the Company. From September 1996 to June 1998, Mr. Ruff was Vice President and a member of the Board of Directors of Equipment Leasing & Sales Corporation, a Washington corporation. Equipment Leasing & Sales purpose is to lend and sell equipment and supplies to third parties. Since August 1992, Mr. Ruff has been Senior Counsel for Tenet Healthcare Corporation, Dallas Texas. During the month of July 1992, Mr. Ruff was on vacation. From July 1985 to June 1992 Mr. Ruff was Tax Manager at Deloitte & Touche, Certified Public Accountants. Mr. Ruff holds a L.L.M. degree in taxation from Georgetown University Law Center; a Juris Doctor degree from Pepperdine University School of Law; a Masters of Management from the J.L. Kellogg School of Management from Northwestern University, Evanston, Illinois; and, a B.B.A. degree in accounting from Gonzaga University, Spokane, Washington. Mr. Ruff is licensed to practice law in the states of California and Texas.



                                -31-
Albert J. Schauble, Jr. - Vice President and a member of the Board of
Directors.

     Since May 2000, Mr. Schauble has been the Vice President and a member of the Board of Directors. Since 1979, Mr. Schauble has been employed as a high school teacher and coach by the Kennewick School District, Kennewick, Washington.

Harold Kaufman, Jr. - Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors

     Mr. Kaufman is a founder, Secretary/Treasurer, Chief Financial Officer and a the Board of Directors of the Company. From December 1997 to March 1999, Mr. Kaufman was the President, Treasurer and a member of the Board of Directors of Professional Perceptions, Inc., a Nevada corporation. Professional Perceptions purpose is to assist retail businesses with the development of marketing programs. Since 1994, Mr. Kaufman has been the Vice President and a member of the Board of Directors of Probity Corporation, a Washington blank check corporation. Since 1996, Mr. Kaufman has been employed as President of Tarared, Inc., business consultants providing consulting and administrative services on a project-by-project basis. From 1991 to 1996, Mr. Kaufman was employed as a mortgage broker in Spokane, Washington. Mr. Kaufman's duties included managing all office administration for Farwest Mortgage and loan organization. From 1988 to 1993, Mr. Kaufman was also employed on a part-time basis as Director of the Music Department of Millman Jewelers
- EZ Loans located in Spokane, Washington. In 1991, Mr. Kaufman was employed as Special Projects Facilitator, Seafirst Bank - Investment Division, Seattle, Washington. Mr. Kaufman graduated from Spokane Community College in 1988 with an Associates of Arts degree.

     All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Our officers and directors intend to devote approximately 80% of their time to the operation of our business.

     None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

     The Company held its annual meeting of shareholders in March 2001. The current directors were reelected and the shareholders voted in favor of Williams & Webster, P.S. appointment as the Company's auditors. The Company failed to file a definitive proxy statement or information statement with the SEC prior to holding the annual meeting. The Company will file a definitive proxy or information statement with the SEC within the next thirty days to correct this oversite.

Compliance with Section 16(a) of the Exchange Act.

     The Company's directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.






                                -32-
ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation.

     The following table sets forth the compensation paid by the Company from inception on March 19, 1999 through December 31, 2000, for each officer and director of the Company.

     This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                         SUMMARY COMPENSATION TABLE

                                          Long-Term Compensation
          Annual Compensation           Awards              Payouts
Names                            Other   Under    Restricted          Other
Executive                        Annual  Options/ Shares or           Annual
Officer and                      Compen- SARs     Restricted  LTIP    Compen-
Principal     Year  Salary Bonus sation  Granted  Share       Payouts sation
Position      Ended (US$)  (US$) (US$)   (#)      Units (US$) (US$)   (US$)

Gary Ruff     2000  0      0     0       0        0           0       0
 President    1999  0      0     0       0        0           0       0
              1998  0      0     0       0        0           0       0

Albert J.
 Schauble     2000  0      0     0       0        0           0       0
 Vice         1999  0      0     0       0        0           0       0
  President   1998  0      0     0       0        0           0       0

Harold
 Kaufman      2000  0      0     0       0        0           0       0
 Secretary/   1999  0      0     0       0        0           0       0
  Treasurer   1998  0      0     0       0        0           0       0

Murray
 Sternfeld    1999  0      0     0       0        0           0       0
 (Resigned)   1998  0      0     0       0        0           0       0
              1997  0      0     0       0        0           0       0

     The Company does not anticipate paying any salaries until it begins profitable operations and generating sufficient revenues to pay the same:

Gary Ruff                     President                $ -0-
Albert J. Schauble, Jr.       Vice President           $ -0-
Harold Kaufman Jr.            Secretary/Treasurer      $ -0-

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2000.

Long-Term Incentive Plan Awards.

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

                                -33-
Compensation of Directors.

     The Directors do not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors to pay any compensation thereto. See "Certain Relationships and Related Transaction."

     We do not expect to pay salaries to any of our officers until such time as we generate sufficient revenues to do so any compensation earned prior to this is expected to be waived. We do not anticipate paying any salaries to our officers until our company is profitable. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock each director individually and all officers and directors of the Company as a group as of March 26, 2001.
 Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name                Number of                               Number of
of owner            Shares         Position                 Shares

Gary Ruff           16,900,000     President, Chief         44.05%
2120 Crosswood Lane                Executive Officer and
Irving, TX 75063                   a member of the
                                   Board of Directors

Albert J. Schauble           0     Vice President and        0.00%
903 S. Jefferson St                a member of the
Kennewick, WA 99336                Board of Directors

Harold Kaufman Jr.  18,000,000     Secretary/Treasurer,     46.92%
2810 South Madison                 Chief Financial Officer
Spokane, WA 99203                  and a member of the
                                   Board of Directors

All officers and    34,900,000                              90.97%
directors as a
group (3 persons)

Doris Ruff           3,300,000                                8.60%
2001 Yacht Vindex
Newport Beach, CA 92660

      Doris Ruff is the mother of Gary Ruff, the Company's President and a member of the Board of Directors. Gary Ruff does not exercise any control over Doris Ruff's stock in the Company.



                                -34-
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In April 1999, the Company issued 16,900,000 shares of common stock to Gary Ruff, the Company's President and Chief Executive Officer in consideration of $16,900.

     In April 1999, the Company issued 18,000,000 shares of common stock to Harold Kaufman, Jr., the Company's Secretary/Treasurer and Chief Financial Officer in consideration of $18,000.

     In March 2000, the Company entered into an agreement with Harold Kaufman, Jr., the Company's Secretary/Treasurer, wherein it was agreed that Mr. Kaufman would lease space at his home to the Company in consideration of an annual payment of $1,000.


                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the period ended March 26, 2001.

(b)  Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #0-30847 on June 21, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.    Document Description
------------   -------------------
3.1            Articles of Incorporation.
3.2            Bylaws.
4.1            Specimen Stock Certificate.
10.1           Oil and Gas Lease.




















                                -35-

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.

                                   OIL AND GAS SEEKERS, INC.
                                   (Registrant)


                                   BY:  /s/ Gary Ruff
                                        Gary Ruff, President

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 29th day of March, 2001.

SIGNATURES               TITLE                         DATE


/s/ Gary Ruff            President, Chief Executive    March 29, 2001
Gary Ruff                Officer and Member of the
                         Board of Directors


_________________        Vice President and Member     March 29, 2001
Albert J. Schauble, Jr.  of the Board of Directors


/s/ Harold Kaufman, Jr.  Secretary/Treasurer, Chief    March 29, 2001
Harold Kaufman, Jr.      Financial Officer and Member
                         of the Board of Directors