Form 10QSB
period 2001-03-31
OIL & GAS SEEKERS INC
filed 2001-05-15
CIK 1083672

========================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-30847

OIL AND GAS SEEKERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0420501
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 38,362,000

=========================================================================

Board of Directors
Oil and Gas Seekers, Inc.
2810 South Madison
Spokane, WA 99203-1361

Accountant's Review Report

We have reviewed the accompanying balance sheet of Oil and Gas Seekers, Inc. (an exploration stage enterprise) as of March 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2001 and 2000, and for the period from March 19, 1999 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated March 8, 2001, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 11, 2001

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	March 31, 2001 (Unaudited)		December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$	__61,203	$	__65,992
Total Current Assets		__61,203		__65,992
PROPERTY, PLANT AND EQUIPMENT
Oil and gas lease		__15,000		__15,000
Total Property, Plant and Equipment		__15,000		__15,000
TOTAL ASSETS		$76,203 =======		$80,992 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable		$5,727		$2,640
Rent payable to related party		_______-		_____750
Total Current Liabilities		___5,727		___3,390
COMMITMENTS AND CONTINGENCIES		_______-		_______-
STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value; 100,000,000 shares authorized, 38,362,000 shares issued and outstanding		384		384

Additional paid-in capital		108,016		108,016
Deficit accumulated during exploration stage		_(37,924)		_(30,798)
Total Stockholders' Equity		__70,476		__77,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$76,203 =======		$80,992 =======

See accompanying notes and accountant's review report. F-2

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
					For the Period March 19, 1999 (Inception) to March 31, 2001 (Unaudited)
	For the Three Months Ended
	March 31, 2001 (Unaudited)		March 31, 2000 (Unaudited)
REVENUES	$	_______-	$	_______-	$	_______-
GENERAL AND ADMINISTRATIVE EXPENSES
Rent		250		250		2,500
Taxes and licenses		185		-		270
Accounting expense		4,638		2,010		14,058
Legal fees		550		10,000		17,466
Transfer agent fees		-		285		1,030
Miscellaneous		___1,503		______25		___2,600
Total Expenses		___7,126		__12,570		__37,924
LOSS BEFORE INCOME TAXES		(7,126)		(12,570)		(37,924)
INCOME TAXES		_______-		_______-		_______-
NET LOSS		$(7,126) =======		$(12,570) =======		$(37,924) =======
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil =======	$	nil =======	$	nil =======
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		38,362,000 =======		38,362,000 =======		37,826,819 =======
See accompanying notes and accountant's review report. F-3

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
	Number of Shares	Amount
Stock issued in March 1999 for an average of $0.003 per share	38,362,000	$384	$108,016	$-	$108,400
Net loss for the period from inception to December 31, 1999	_______-	________-	_______-	___(3,781)	_(3,781)
Balances at December 31, 1999	38,362,000	384	108,016	(3,781)	104,619
Net loss for the year ended December 31, 2000	_______-	_______-	_______-	__(27,017)	(27,017)
Balances at December 31, 2000	38,362,000	384	108,016	(30,798)	77,602
Net loss for the three months ended March 31, 2001	_______-	_______-	_______-	__(7,126)	_(7,126)
Balances at March 31, 2001 (Unaudited)	38,362,000 =======	$384 =======	$108,016 =======	$(37,924) =======	$70,476 ======
See accompanying notes and accountant's review report. F-4

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
					For the Period March 19, 1999 (Inception) to March 31, 2001 (Unaudited)
	For the Period Ended March 31, 2001 (Unaudited)		For the Period Ended March 31, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(7,126)		$(12,570)		$(37,924)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable		3,087		-		5,727
Increase (decrease) in rent payable		____(750)		_____250		_______-
Net cash used by operating activities		__(4,789)		_(12,320)		_(32,197)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease		_______-		_(15,000)		_(15,000)
Net cash used by investing activities		_______-		_(15,000)		_(15,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock		_______-		_______-		108,400
Net cash provided by financing activities		_______-		_______-		108,400
Net increase (decrease) in cash		(4,789)		(27,320)		61,203
Cash beginning of period		_65,992		105,619		_______-
Cash at end of period		$61,203 =======		$78,299 =======		$61,203 =======
Supplemental cash flow disclosures:
Income taxes paid	$	- =======	$	- =======	$	- =======
Interest paid	$	- =======	$	- =======	$	- =======
See accompanying notes and accountant's review report. F-5

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS

March 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Oil and Gas Seekers, Inc. (hereinafter "the Company") was incorporated on March 19, 1999 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing natural resource properties. The Company had no activity, other than common stock sales, prior to April 1, 1999. See Note 3. The Company maintains an office in Spokane, Washington. The Company's fiscal year-end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
March 31, 2001

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company will determine impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001.

Revenues

As noted in its statement of operations, Oil and Gas Seekers, Inc. has not produced any revenue in the period ended March 31, 2001 or in the year ended December 31, 2000. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company will expense exploration costs as incurred.

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes

At March 31, 2001, the Company had accumulated net operating loss of approximately $37,000, which may be applied to taxable income through the year 2020. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Environmental Expenditures

The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation will be accrued. Due to the fact that the Company has not started any production activities, there are no known liabilities at March 31, 2001.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $37,924. The Company has been in exploration stage since inception and has generated no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and sale of securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has plans to seek additional capital through a private placement and public offering of its common stock or through the issuance of debt, none of which are assured.

NOTE 3 - COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common stock, having a par value of $0.0001 per share. In March 1999, 38,362,000 shares of common stock were issued for cash at an average price of $0.003 per share. During the year ended December 31, 2000 and the period ended March 31, 2001, the Company had no issuances of common stock.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 4 - RELATED PARTY TRANSACTIONS AND RENT EXPENSE

The Company occupies office space provided by Mr. Harold Kaufman Jr., the secretary of the Company, at a rate of $1,000 per year. For the periods ended March 31, 2000 and 2001, rent expense was $250 and $250, respectively.

NOTE 5 - OIL AND GAS LEASE

On March 31, 2000, the Company acquired for $15,000 a 100% leasehold interest and a 78% net revenue interest in a lease containing oil and gas rights in Stephens County, Texas. The lease is limited to two years and can be extended under certain circumstances in the event of actual drilling or production.

NOTE 6 - CONCENTRATION OF RISK

The Company's development efforts are currently concentrated in one lease for oil and gas rights in Stephens County, Texas. See Note 5. There are no guarantees that efforts to find recoverable oil and gas will be successful within the period of the lease.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2001.

OIL AND GAS SEEKERS, INC.
(Registrant)

By: /s/ Harold Kaufman
Harold Kaufman, Secretary, Treasurer,
Chief Financial Officer and a member of
the Board of Directors