Form 10QSB
period 2001-06-30
OIL & GAS SEEKERS INC
filed 2001-08-14
CIK 1083672

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 38,362,000

=========================================================================

OIL AND GAS SEEKERS, INC.
(An Exploration Stage Enterprise)

June 30, 2001

Board of Directors
Oil and Gas Seekers, Inc.
Spokane, Washington

Accountant's Review Report

We have reviewed the accompanying balance sheet of Oil and Gas Seekers, Inc. (an exploration stage enterprise) as of June 30, 2001 and the related statements of operations, stockholders' equity and cash flows for the three months and six months ended June 30, 2001 and 2000, and for the period from March 19, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

July 9, 2001

OIL AND GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$49,794 -----------	$65,992 -----------
Total Current Assets	49,794 -----------	65,992 -----------
PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties using successful efforts accounting:
Unproved properties, oil and gas lease	15,000 -----------	15,000 -----------
Total Property Plant and Equipment	15,000 -----------	15,000 -----------
TOTAL ASSETS	$64,794 =======	$80,992 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$2,640
Rent payable to related party	250 -----------	750 -----------
Total Current Liabilities	250 -----------	3,390 -----------
COMMITMENTS AND CONTINGENCIES	- -----------	- -----------
STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value; 100,000,000 shares authorized, 38,362,000 shares issued and outstanding	384	384

Additional paid-in capital	108,016	108,016
Deficit accumulated during exploration stage	(43,856) -----------	(30,798) -----------
Total Stockholders' Equity	64,544 -----------	77,602 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,794 =======	$80,992 =======

See accompanying notes and accountant's review report.

OIL AND GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
	For the Three Months Ended June 30, 2001 (Unaudited)		(Unaudited)		For the Six Months Ended June 30, (Unaudited)		(Unaudited)		For the Period March 19, 1999 (Inception) to June 30, 2001(Unaudited)
REVENUES	$	- ----------	$	- ----------	$	- ----------	$	- ----------	$	- ----------
GENERAL AND
ADMINISTRATIVE EXPENSES
Rent		250		250		500		500		2,750
Taxes and licenses		-		200		185		200		270
Accounting expense		3,161		3,242		7,799		5,242		17,219
Legal fees		1,850		5,000		2,400		15,000		19,316
Transfer agent fees		25		-		25		285		1,055
Miscellaneous		646 ----------		35 ----------		2,149 ----------		70 ----------		3,246 ----------
Total Expenses		5,932 ----------		8,727 ----------		13,058 ----------		21,297 ----------		43,856 ----------
LOSS BEFORE INCOME TAXES		(5,932)		(8,727)		(13,058)		(21,297)		(43,856)
INCOME TAXES		- ----------		- ----------		- ----------		- ----------		- ----------
NET LOSS		$(5,932) =======		$(8,727) =======		$(13,058) =======		$(21,297) =======		$(43,856) =======
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil =======	$	nil =======	$	nil =======	$	nil =======	$	nil =======
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON		38,362,000 ========		38,362,000 ========		38,362,000 ========		38,362,000 ========		37,885,285 ========

See accompanying notes and accountant's review report.

OIL AND GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF STOCKHOLDERS' EQUITY
Common Stock Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
Stock issued in March 1999 for an average of $0.003 per share	38,362,000	$384	$108,016	$-	$108,400
Net loss for the period from inception to December 31, 1999	- ------------	- ----------	- ----------	(3,781) ----------	(3,781) ---------
Balances at December 31, 1999	38,362,000	384	108,016	(3,781)	104,619
Net loss for the year ended December 31, 2000	- ------------	- ----------	- ----------	(27,017) ----------	(27,017) ---------
Balances at Decmeber 31, 2000	38,362,000	384	108,016	(30,798)	77,602
Net loss for the six months ended June 30, 2001	- ------------	- ----------	- ----------	(13,058) ----------	(13,058) ---------
Balances at June 30, 2001 (Unaudited)	38,362,000 ========	$384 ======	$108,016 ======	$(43,856) ======	$64,544 ======

See accompanying notes and review report.

OIL AND GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
For the Period March 19, 1999 (Inception) to June 30, 2001 (Unaudited)
	For the Six Months Ended June 30, 2001 (Unaudited)		For the Six Months Ended June 30, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(13,058)		$(21,297)		$(43,856)
Adjustments to reconcile net loss to net cash used by operating activities:

Increase (decrease) in accounts payable		(2,640)		1,462		-
Increase (decrease) in related parties payable		(500) ------------		(750) ------------		250 ------------
Net cash used by operating activities		(16,198) ------------		(20,585) ------------		(43,606) ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease		- ------------		(15,000) ------------		(15,000) ------------
Net cash used by investing activities		- ------------		(15,000) ------------		(15,000) ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock		- ------------		- ------------		108,400 ------------
Net cash provided by financing activities		- ------------		- ------------		108,400 ------------
Net increase (decrease) in cash		(16,198)		(35,585)		49,794
Cash beginning of period		65,992 ------------		105,619 ------------		- ------------
Cash at end of period		$49,794 =======		$70,034 =======		$49,794 =======
Supplemental cash flow disclosures:
Income taxes paid	$	- =======	$	- =======	$	- =======
Interest paid	$	- =======	$	- =======	$	- =======

See accompanying notes and accountant's review report

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

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

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
June 30, 2001

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company will determine impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

Revenues

As noted in its statement of operations, Oil and Gas Seekers, Inc. has not produced any revenue in the period ended June 30, 2001 or in the year ended December 31, 2000. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

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

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $6,500, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $43,800, which expire in the years 2020 through 2021.

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

Environmental Expenditures

The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation will be accrued. Due to the fact that the Company has not started any production activities, there are no known liabilities at June 30, 2001.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has an accumulated deficit of $43,856. The Company has been in exploration stage since inception and has generated no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and sale of securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has plans to seek additional capital through a private placement and public offering of its common stock or through the issuance of debt, none of which are assured.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common stock, having a par value of $0.0001 per share. In March 1999, 38,362,000 shares of common stock were issued for cash at an average price of $0.003 per share. During the year ended December 31, 2000 and the period ended June 30, 2001, the Company had no issuances of common stock.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 4 - RELATED PARTY TRANSACTIONS AND RENT EXPENSE

The Company occupies office space provided by Mr. Harold Kaufman Jr., the secretary of the Company, at a rate of $1,000 per year. For the periods ended June 30, 2000 and 2001, rent expense was $500 and $500, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2001.

OIL AND GAS SEEKERS, INC.
(Registrant)

By: /s/ Harold Kaufman
Harold Kaufman, Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors