Form 10QSB
period 2001-09-30
OIL & GAS SEEKERS INC
filed 2001-11-05
CIK 1083672

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 38,362,000

Board of Directors
Oil and Gas Seekers, Inc.
Spokane, WA

Accountant=s Review Report

We have reviewed the accompanying balance sheet of Oil and Gas Seekers, Inc. (an exploration stage enterprise) as of September 30, 2001 and the related statements of operations, stockholders= equity and cash flows for the nine months ended September 30, 2001 and 2000, and for the period from March 19, 1999 (inception) to September 30, 2001. These financial statements are the responsibility of the Company=s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company=s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management=s plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 9, 2001

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS

	September 30, 2001 (Unaudited)	December 31, 2000

ASSETS
CURRENT ASSETS
Cash	$45,594 ---------	$65,992 ---------
Total Current Assets	45,594 ---------	65,992 ---------

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties using successful efforts accounting:
Unproved properties, oil and gas lease	15,000 ---------	15,000 ---------
Total Property, Plant and Equipment	15,000 ---------	15,000 ---------

TOTAL ASSETS	$60,594 =======	$80,992 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$2,640
Rent payable to related party	500 ---------	750 ---------
Total Current Liabilities	500 ---------	3,390 ---------

COMMITMENTS AND CONTINGENCIES	- ---------	- ---------

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value; 100,000,000 shares authorized, 38,362,000 shares issued and outstanding	384	384
Additional paid-in capital	108,016	108,016
Deficit accumulated during exploration stage	(48,306) ---------	(30,798) ---------
Total Stockholders' Equity	60,094 ---------	77,602 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,594 =======	$80,992 =======

See accompanying notes and accountant=s review report.

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,				From March 19, 1999 (Inception) to September 30,
	2001		2000		2001		2000		2000
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

REVENUES	$	- ------------	$	- ------------	$	- ------------	$	- ------------	$ - ------------

GENERAL AND ADMINISTRATIVE EXPENSES
Rent		250		250		750		750	3,000
Taxes and licenses		-		-		185		200	270
Accounting		3,500		3,947		11,299		9,189	20,719
Legal fees		700		-		3,100		15,000	20,016
Other general and administrative expenses		- ------------		1,015 ------------		2,174 ------------		1,370 ------------	4,301 ------------
Total Expenses		4,450 ------------		5,212 ------------		17,508 ------------		26,509 ------------	48,306 ------------

LOSS BEFORE INCOME TAXES		(4,450)		(5,212)		(17,508)		(26,509)	(48,306)

INCOME TAXES		- ------------		- ------------		- ------------		- ------------	- ------------

NET LOSS		$(4,450) ========		$(5,212) ========		$(17,508) ========		$(26,509) ========	$(48,306) ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil ========	$	nil ========	$	nil ========	$	nil ========	$ nil ========

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		38,362,000 ========		38,362,000 ========		38,362,000 ========		38,362,000 ========	37,932,698 ========

See accompanying notes and accountant=s review report.

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY

			Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total

	Common Stock
	Number of Shares	Amount

Stock issued in March 1999 for an average of $0.003 per share	38,362,000	$384	$108,016	$-	$108,400

Net loss for the period from inception to December 31, 1999	- ------------	- -----------	- ------------	(3,781) ------------	(3,781) ------------

Balance, December 31, 1999	38,362,000	384	108,016	(3,781)	104,619

Net loss for the year ended December 31, 2000	- ------------	- -----------	- ------------	(27,017) ------------	(27,017) ------------

Balance, December 31, 2000	38,362,000	384	108,016	(30,798)	77,602

Net loss for the nine months ended September 30, 2001	- ------------	- -----------	- ------------	(17,508) ------------	(17,508) ------------

Balance, September 30, 2001 (Unaudited)	38,362,000 =========	$384 =========	$108,016 ========	$(48,306) ========	$60,094 ========

See accompanying notes and accountant=s review report.

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS

From March 19, 1999 (inception) to September 30, 2001
Nine Months Ended September 30,
	2001		2000
	(Unaudited)		(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(17,508)		$(26,509)		$(48,306)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable		(2,640)		2,409		-
Increase (decrease) in related parties payable		(250) ----------		(500) ----------		500 ----------
Net cash used by operating activities		(20,398) ----------		(24,600) ----------		(47,806) ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease		- ----------		(15,000) ----------		(15,000) ----------
Net cash used by investing activities		- ----------		(15,000) ----------		(15,000) ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock		- ----------		- ----------		108,400 ----------
Net cash provided by financing activities		- ----------		- ----------		108,400 ----------

Net increase (decrease) in cash		(20,398)		(39,600)		45,594
Cash beginning of period		65,992 ----------		105,619 ----------		- ----------

Cash at end of period		$45,594 =======		$66,019 =======		$45,594 =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$	- =======	$	- =======	$	- =======
Interest paid	$	- =======	$	- =======	$	- =======

See accompanying notes and accountant=s review report.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

Oil and Gas Seekers, Inc. (hereinafter Athe Company@) was incorporated on March 19, 1999 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing natural resource properties. The Company had no activity, other than common stock sales, prior to April 1, 1999. See Note 3. The Company maintains an office in Spokane, Washington. The Company=s fiscal year-end is December 31.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2001 and December 31, 2000.

OIL AND GAS SEEKERS, INC.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company=s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2001.

Revenues

As noted in its statement of operations, Oil and Gas Seekers, Inc. has not produced any revenue in the period ended September 30, 2001 or in the year ended December 31, 2000. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

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

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2001, the Company had net deferred tax assets of approximately $7,200, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $48,300, which expire in the years 2020 through 2021.

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

Environmental Expenditures

The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company=s future obligation will be accrued. Due to the fact that the Company has not started any production activities, there are no known environmental remediation liabilities at September 30, 2001.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has an accumulated deficit of $48,306. The Company has been in exploration stage since inception and has generated no revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and sale of securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has plans to seek additional capital through a private placement and public offering of its common stock or through the issuance of debt, none of which are assured.

Interim Financial Statements

The interim financial statements as of and for the nine months ended September 30, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 3 B COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common stock, having a par value of $0.00001 per share. In March 1999, 38,362,000 shares of common stock were issued for cash at an average price of $0.003 per share. During the year ended December 31, 2000 and the period ended September 30, 2001, the Company had no issuances of common stock.

NOTE 4 B RELATED PARTY TRANSACTIONS AND RENT EXPENSE

The Company occupies office space provided by Mr. Harold Kaufman Jr., the secretary of the Company, at a rate of $1,000 per year. For the periods ended September 30, 2000 and 2001, rent expense was $750 and $750, respectively.

NOTE 5 B OIL AND GAS LEASE

On March 31, 2000, the Company acquired for $15,000 a 100% leasehold interest and a 78% net revenue interest in a lease containing oil and gas rights in Stephens County, Texas. The lease is limited to two years and can be extended under certain circumstances in the event of actual drilling or production.

NOTE 6 B CONCENTRATION OF RISK

The Company=s development efforts are currently concentrated in one lease for oil and gas rights in Stephens County, Texas. See Note 5. There are no guarantees that efforts to find recoverable oil and gas will be successful within the period of the lease.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The Company had negative cash flow during the last twelve months. The Company intends to reduce its dependence on new financings by completing its initial drilling operation. Income from the sale of oil or gas will then be applied to the Company=s plan to acquire additional leases. There is no assurance, however, the Company=s initial drilling operation will prove successful. If it does not prove successful, the Company will have to rely upon future new financing in order to continue its operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of November, 2001.

OIL AND GAS SEEKERS, INC.
(Registrant)

By:/s/ Harold Kaufman
Harold Kaufman, Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors