Form 10KSB
period 2001-12-31
OIL & GAS SEEKERS INC
filed 2002-03-27
CIK 1083672

============================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 0-30847

OIL AND GAS SEEKERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0420501
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

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
YES [ X ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. December 31, 2001 - $-0-.

=============================================================================

The market value of the Registrant's common stock can not be determined at this time because there is no public market for said common stock. There are approximately 3,462,000 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 22, 2002 - 38,362,000 shares of Common Stock

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

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

Geological and Geophysical Techniques

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

In connection with the acquisition of an oil and gas lease for work-over operations, the Company is able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, the Company agrees to assume the obligation to plug and abandon the well in the event the Company determines that reworking operations are either too expensive or will not result in production in paying quantities. The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well.

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

The Company's Ownership Interest

As of the date hereof, the Company has acquired a 100% working interest, in one non-producing oil and gas lease. The Company acquired its oil and gas lease by assignment from Mc Clymond, Inc., a Texas corporation, on March 30, 2000. The Company paid $15,000 for a 100% working interest, 78% net revenue interest in the lease. The foregoing means that the Company is responsible for 100% of the expenses of developing and operating the lease, but will only receive 78% of the revenues derived from the sale of the oil and/or gas from the lease. The lease is for a period of two years and may be extended beyond the termination date by producing oil and/or gas in paying quantities. Production in paying quantities requires that the revenues from the lease exceed the expense of operating the lease. The Company intends to begin drilling operations upon the Company's securities being listed for trading on the Bulletin Board operated by the National Association of Securities Dealers. The Company believes that if its securities are listed for trading on the Bulletin Board, it will be easier for it to raise funds since there will be a place for investors to liquidate their investment. Thereafter, the Company intends to engage a drilling contractor, geologist and engineer to initiate its proposed drilling operations. There is no assurance that any of the foregoing will be accomplished by the Company. The Company extended this lease through July 31, 2002 in consideration of $4,000. See "Item 2. Description of Properties."

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

The Company's operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases the Company's cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

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

3. Volatility of Oil and Gas Markets. In the past few years, the price of oil and gas has been volatile. During the last five years the price of oil has fluctuated from a low of approximately $11.00 per barrel to a high of approximately $36.00 per barrel. The price of gas has fluctuated from a low of approximately $1.80 per 1,000 cubic feet to a high of approximately $9.00 per 1,000 cubic feet. At the present time the price of oil is near $24.56 per barrel. The price of natural gas is near $2.92 per 1,000 cubic feet. There is no assurance that in the future prices for oil and gas production will stabilize at current rates.

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

13. Need for Additional Key Personnel. At the present, the Company employs no full time employees. In order to drill a well on its property, the Company will have to hire a drilling contractor. The Company believes that it has sufficient funds to commence its drilling operations, but not enough money to complete its well, should oil and/or gas be discovered. Should the Company's operations prove successful, the Company believes that it will need the services of a full-time petroleum geologist and possibly an engineer who would be available to evaluate its proposed acquisitions. At the present time the Company has insufficient revenues to hire a geologist or engineer and there is no assurance that it will be able to hire and retain such personnel in the future. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected. See "Business."

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

17. Need for Subsequent Funding. The Company may have future needs for additional funds in order to finance its proposed business operations. The Company believes that it does not have adequate funds available to drill and complete one well on its lease. The Company's continued operations therefore depend upon its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

20. Public Market for Securities. There is no public market for the Company's common stock. The Company's common stock is owned by 30 persons. The Company's common stock is not traded on any medium and there is no assurance that the Company's common stock will ever be traded.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter which ended December 31, 2001.

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

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 38,362,000 shares of common stock outstanding as of March 22, 2002, 34,900,000 shares were issued to our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein. Our officers and directors do not have to comply with said one year holding period because the shares issued to them were sold pursuant to Reg. 504 of the Act.

At March 22, 2002, there were 30 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

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

The Company did not generate any revenues or raise in any capital in 2001. The Company intends to reduce its dependence on new finances by completing its initial drilling operation. Income from the sale of oil or gas will then be applied to the Company's plan to acquire additional leases. There is no assurance, however, the Company's initial drilling operation will prove successful. It does not prove successful, the Company will have to rely upon future new finances in order to continue its operations.

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

ITEM 7. FINANCIAL STATEMENTS.

Independent Auditor's Report                               F-1

Balance Sheet                                                      F-2
Statement of Operations                                       F-3
Statement of Stockholders' Equity                        F-4
Statement of Cash Flows                                     F-5

Notes to the Financial Statements                         F-6

The Board of Directors
Oil and Gas Seekers, Inc.
Spokane, WA

INDEPENDENT AUDITOR's REPORT

We have audited the accompanying balance sheets of Oil and Gas Seekers, Inc. (an exploration stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (March 19, 1999) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oil and Gas Seekers, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended and for the period from inception (March 19, 1999) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

January 28, 2002

OIL AND GAS SEEKERS, INC. (An Exploration Stage Company) BALANCE SHEETS
	December 31,
	2001	2000
ASSETS

CURRENT ASSETS
Cash	$43,698	$65,992
Total Current Assets	43,698	65,992

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties using successful efforts accounting:
Unproved properties, oil and gas lease	15,000	15,000
Total Property Plant and Equipment	15,000	15,000

TOTAL ASSETS	$58,698 ===========	$80,992 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$2,640
Rent payable to related party	750	750
Total Current Liabilities	750	3,390

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value;
100,000,000 shares authorized,
38,362,000 shares issued and outstanding	384	384
Additional paid-in capital	108,016	108,016
Deficit accumulated during exploration stage	(50,452)	(30,798)
Total Stockholders' Equity	57,948	77,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$58,698 ===========	$80,992 ==========

The accompany notes are an integral part of these financial statements.

OIL AND GAS SEEKERS, INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS
	Years Ended December 31,				Period from March 19, 1999 (Inception) to December 31, 2001
	2001		2000

REVENUES		$-		$-		$-

GENERAL AND ADMINISTRATIVE EXPENSES

Rent		1,000		1,250		3,250
Taxes and licenses		185		-		270
Accounting		12,299		9,420		21,719
Legal fees		3,950		15,000		20,866
Transfer agent fees		50		285		1,080
Miscellaneous		2,170		1,062		3,267
Total Expenses		19,654		27,017		50,452

NET LOSS BEFORE INCOME TAXES		(19,654)		(27,017)		(50,452)

INCOME TAXES		-		-		-

NET LOSS		$(19,654) =============		$(27,017) =============		$(50,452) ============

BASIC AND DILUTED LOSS PER COMMON SHARE	$	nil =============	$	nil =============	$	nil ============

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		38,362,000 =============		38,362,000 =============		38,362,000 ============

The accompany notes are an integral part of these financial statements.

OIL AND GAS SEEKERS, INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit Accumulated During Exploration Stage	Total
	Common Stock		Additional Paid-in Capital
	Number of Shares	Amount

Stock issued in March 1999 for an average of $0.003 per share
	38,362,000	$384	$108,016	$-	$108,400
Net loss for the year ending December 31, 1999	-	-	-	(3,781)	(3,781)

Balance, December 31, 1999	38,362,000	380	108,016	(3,781)	104,619

Net loss for the year ended December 31, 2000	-	-	-	(27,017)	(27,017)

Balance, December 31, 2000	38,362,000	384	08,016	(30,798)	77,602

Net loss for the year ended December 31, 2001	-	-	-	(19,654)	(19,654)

Balance, December 31, 2001	38,362,000 =========	$384 =======	$108,016 =========	$(50,452) ==========	$57,948 ==========

The accompany notes are an integral part of these financial statements.

OIL AND GAS SEEKERS, INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
					Period from March 19, 1999 (Inception) to December 31, 2001
	Years Ended December 31,
	2001		2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(19,654)		$(27,017)		$(50,452)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable		(2,640)		2,640		-
Increase (decrease) in rent payable		-		(250)		750
Net cash used by operating activities		(22,294)		(24,627)		(49,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease		-		(15,000)		(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock		-		-		108,400
Net cash provided by financing activities		-		-		108,400

Net increase (decrease) in cash		(22,294)		(39,627)		43,698
Cash beginning of period		65,992		105,619		-

Cash at end of period		$43,698 ===========		$65,992 ===========		$43,698 ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$	- ===========	$	- ===========	$	- ===========
Interest paid	$	- ===========	$	- ===========	$	- ===========

The accompany notes are an integral part of these financial statements.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2001 and 2000.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

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

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
December 31, 2001

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

Revenues
As noted in its statement of operations, Oil and Gas Seekers, Inc. has not produced any revenue in the years ended December 31, 2001 or 2000. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company will expense exploration costs as incurred.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2001, the Company had net deferred tax assets of approximately $7,500, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $50,200, which expire in the years 2020 through 2021.

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

Environmental Expenditures
The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation will be accrued. Due to the fact that the Company has not started any production activities, there are no known environmental remediation liabilities at December 31, 2001.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
As shown in the accompanying financial statements, the Company has an accumulated deficit of $50,452. The Company has been in exploration stage since inception and has generated no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and the sale of its securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has plans to seek additional capital through a private placement and public offering of its common stock or through the issuance of debt, none of which are assured.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is not expected have a material effect on net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

NOTE 3 - COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common stock, having a par value of $0.00001 per share. In March 1999, 38,362,000 shares of common stock were issued for cash at an average price of $0.003 per share. During the years ended December 31, 2001 and 2000, the Company had no issuances of common stock.

NOTE 4 - RELATED PARTY TRANSACTIONS AND RENT EXPENSE

The Company occupies office space provided by Mr. Harold Kaufman Jr., the secretary of the Company, at a rate of $1,000 per year. For the years ended December 31, 2001 and 2000, rent expense was $1,000 and $1,250, respectively.

NOTE 5 - OIL AND GAS LEASE

On March 31, 2000, the Company acquired for $15,000 a 100% leasehold interest and a 78% net revenue interest in a lease containing oil and gas rights in Stephens County, Texas. The lease is limited to two years and can be extended under certain circumstances in the event of actual drilling or production. Subsequent to these financial statements, the Company plans to negotiate the renewal of this lease.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 6 - CONCENTRATION OF RISK

The Company's development efforts are currently concentrated in one lease for oil and gas rights in Stephens County, Texas. See Note 5. There are no guarantees that efforts to find recoverable oil and gas will be successful within the period of the lease.

NOTE 7 - SUBSEQUENT EVENTS

The Company plans to negotiate the renewal of its leasehold interest in Stephens County, Texas. See Note 5.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name	Age	Position
Gary Ruff	42	President, Chief Executive Officer and a member of the Board of Directors
Albert J. Schauble, Jr.	45	Vice President and a member of the Board of Directors
Harold Kaufman, Jr.	40	Secretary/Treasurer, Chief Financial Officer and member of the Board of Directors

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

This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Gary Ruff President	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Albert J. Schauble Vice President	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Harold Kaufman Secretary/ Treasurer	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Murray Sternfeld (Resigned)- May 2000	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by our sole officer and director has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and director.

Option/SAR Grants

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

Name of owner	Number of Shares	Position	Number of Shares
Gary Ruff 2120 Crosswood Lane Irving, TX 75063	16,900,000	President, Chief Executive Officer and a member of the Board of Directors	44.05%
Albert J. Schauble 903 S. Jefferson St Kennewick, WA 99336	0	Vice President and a member of the Board of Directors	0.00%
Harold Kaufman Jr. 2810 South Madison Spokane, WA 99203	18,000,000	Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors	46.92%
All officers and directors as a group (3 persons)	34,900,000		90.97%
Doris Ruff 2001 Yacht Vindex Newport Beach, CA 92660	3,215,000	8.38%

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the period ended December 31, 2001.

(b) Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #0-30847 on June 21, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No. ------------	Document Description -------------------
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Oil and Gas Lease.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 2002.

OIL AND GAS SEEKERS, INC.
(Registrant)
BY:	/s/ Gary Ruff Gary Ruff, President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 26th day of March, 2002.

SIGNATURES	TITLE	DATE
/s/ Gary Ruff Gary Ruff	President, Chief Executive Officer and Member of the Board of Directors	March 26, 2002
/s/ Albert J. Schauble Albert J. Schauble, Jr.	Vice President and Member of the Board of Directors	March 26, 2002
/s/ Harold Kaufman Jr. Harold Kaufman, Jr.	Secretary/Treasurer, Chief Financial Officer and Member of the Board of Directors	March 26, 2002