Form 10QSB
period 2002-03-31
OIL & GAS SEEKERS INC
filed 2002-05-15
CIK 1083672

=================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 0-30847

OIL AND GAS SEEKERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0420501 (IRS Employer Identification Number)

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
Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 38,362,000

=================================================================================

Board of Directors
Oil and Gas Seekers, Inc.
Spokane, WA

Accountant's Review Report

We have reviewed the accompanying balance sheet of Oil and Gas Seekers, Inc. (an exploration stage enterprise) as of March 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2002 and 2001, and for the period from March 19, 1999 (inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated January 28, 2002, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's absence of sales and recurrent operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington
May 2, 2002

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS
Cash	$33,747	$43,698
Total Current Assets	33,747	43,698
PROPERTY, PLANT AND EQUIPMENT
Oil and gas lease	4,000	15,000
Total Property, Plant and Equipment	4,000	15,000
TOTAL ASSETS	$37,747 ==========	$58,698 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,100	$-
Rent payable to related party	1,000	750
Total Current Liabilities	2,100	750

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value;
100,000,000 shares authorized, 38,362,000 shares issued and outstanding	384	384
Additional paid-in capital	108,016	108,016
Deficit accumulated during exploration stage	(72,753)	(50,452)
Total Stockholders' Equity	35,647	57,948
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,747 ==========	$58,698 ============

See accompanying notes and accountant's review report.

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2002 (Unaudited)		Three Months Ended March 31, 2001 (Unaudited)		Period from March 19, 1999 (Inception) to March 31, 2002 (Unaudited)

REVENUES		$-		$-		$-

GENERAL AND ADMINISTRATIVE EXPENSES
Rent		250		250		3,500
Taxes and licenses		-		185		270
Accounting		4,196		4,638		25,915
Legal fees		1,100		550		21,966
Transfer agent fees		25		-		1,105
Oil and gas lease		15,000		-		15,000
Miscellaneous		1,730		1,503		4,997
Total Expenses		22,301		7,126		72,753

LOSS BEFORE INCOME TAXES		(22,301)		(7,126)		(72,753)

INCOME TAXES		-		-		-

NET LOSS		$(22,301) ===========		$(7,126) ===========		$(72,753) ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil ===========	$	nil ===========	$	nil ===========

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		38,362,000 ===========		38,362,000 ===========		38,003,279 ===========

See accompanying notes and accountant's review report.

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
	Number of Shares	Amount

Stock issued in March and April 1999 for an average of $0.003 per share	38,362,000	$384	$108,016	$-	$108,400
Net loss for the period from inception to December 31, 1999	-	-	-	(3,781)	(3,781)

Balances at December 31, 1999	38,362,000	384	108,016	(3,781)	104,619

Net loss for the year ended December 31, 2000	-	-	-	(27,017)	(27,017)

Balances at December 31, 2000	38,362,000	384	108,016	(30,798)	77,602

Net loss for the year ended December 31, 2001	-	-	-	(19,654)	(19,654)

Balances at December 31, 2001	38,362,000	384	108,016	(50,452)	57,948

Net loss for the three months ended March 31, 2002	-	-	-	(22,301)	(22,301)

Balances at March 31, 2002 (unaudited)	38,362,000 ==========	$384 ==========	$108,016 ==========	$(72,753) ==========	$35,647 ==========

See accompanying notes and accountant's review report.

OIL & GAS SEEKERS, INC. (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2002 (Unaudited)		Three Months Ended March 31, 2001 (Unaudited)		Period from March 19, 1999 (Inception) to March 31, 2002 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(22,301)		$(7,126)		$(72,753)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in oil and gas lease		15,000		-		15,000
Increase (decrease) in accounts payable		1,100		3,087		1,100
Increase (decrease) in rent payable		250		(750)		1,000
Net cash used by operating activities		(5,951)		(4,789)		(55,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease		(4,000)		-		(19,000)
Net cash used by investing activities		(4,000)		-		(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock		-		-		108,400
Net cash provided by financing activities		-		-		108,400

Net increase (decrease) in cash		(9,951)		(4,789)		33,747
Cash beginning of period		43,698		65,992		-

Cash at end of period		$33,747 ============		$61,203 ============		$33,747 ============

Supplemental cash flow disclosures:

Income taxes paid	$	- ============	$	- ============	$	- ============
Interest paid	$	- ============	$	- ============	$	- ============

See accompanying notes and accountant's review report.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

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

Exploration Stage Activities

The Company has been in the exploration stage since its formation in March 1999 and has not yet realized any revenues from its planned operations. At present, it is primarily engaged in the acquisition and exploration of natural resource properties. Upon location of a commercial reserve, the Company expects to actively prepare the site for extraction and enter a development stage.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2002 and December 31, 2001.

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

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
March 31, 2002

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

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

As noted in its statement of operations, Oil and Gas Seekers, Inc. has not produced any revenue in the years ended December 31, 2001 or 2000. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the related contract.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

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

Provision for Taxes (continued)

At March 31, 2002, the Company had net deferred tax assets of approximately $10,900, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company has net operating loss carryforwards of approximately $72,700, which expire in the years 2020 through 2022.

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
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Expenditures

The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation will be accrued. Due to the fact that the Company has not started any production activities, there are no known environmental remediation liabilities at March 31, 2002.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $72,753. The Company has been in exploration stage since inception and has generated no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and sale of securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has plans to seek additional capital through a private placement and public offering of its common stock or through the issuance of debt, none of which are assured.

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

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFASNo.142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFASNo.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFASNo.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On December 31, 2001, the Company adopted SFASNo.142. The Company does not have assets with indeterminate lives.

NOTE 3 - COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common stock, having a par value of $0.00001 per share. In March and April 1999, 38,362,000 shares of common stock were issued for cash at an average price of $0.003 per share. During the period ended March 31, 2002 and the years ended December 31, 2001 and 2000, the Company had no issuances of common stock.

OIL AND GAS SEEKERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 4 - RELATED PARTY TRANSACTIONS AND RENT EXPENSE

The Company occupies office space provided by Mr. Harold Kaufman Jr., the secretary of the Company, at a rate of $1,000 per year. In the three-month periods ended March 31, 2002 and 2001, rent expense was $250 for each quarter.

NOTE 5 - OIL AND GAS LEASE

On March 31, 2000, the Company acquired for $15,000 a 100% leasehold interest and a 78% net revenue interest in a lease containing oil and gas rights in Stephens County, Texas. This lease expired in March 2002 and during February 2002, the Company negotiated an extension of the lease until July 2002 for $4,000. Subsequent to these financial statements, the Company plans to renegotiate an additional extension of this lease. See Note 7.

NOTE 6 - CONCENTRATION OF RISK

The Company's development efforts are currently concentrated in one lease for oil and gas rights in Stephens County, Texas. See Note 5. There are no guarantees that efforts to find recoverable oil and gas will be successful within the period of the lease.

NOTE 7 - SUBSEQUENT EVENTS

The Company plans to renegotiate an additional extension of its leasehold interest in Stephens County, Texas. See Note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company intends to spend its existing cash on drilling operations on its existing oil and gas lease. The Company does not intend to acquire any additional oil and gas leases until it completes drilling operations on its existing lease. The Company intends to initiate its drilling operations within the next twelve months and believes that it will complete its drilling operations within the next eighteen months. The Company believes it will need additional capital to commence its drilling operations and to complete its well.

The Company did not generate any cash flow last year since it has not commenced its initial drilling operation. The Company intends to reduce its dependence on new financings by completing its initial drilling operation. Income from the sale of oil or gas will then be applied to the Company's plan to acquire additional leases. There is no assurance, however, the Company's initial drilling operation will prove successful. If it does not prove successful, the Company will have to rely upon future new finances in order to continue its operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2002.

OIL AND GAS SEEKERS, INC. (Registrant)
BY:	/s/ Gary Ruff
Gary Ruff, President, Chief Executive Officer and Member of the Board of Directors

BY:	/s/ Harold Kaufman, Jr.
Harold Kaufman, Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors