Form 10QSB
period 2002-06-30
OIL & GAS SEEKERS INC
filed 2002-08-14
CIK 1083672

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ x ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002: 38,362,000

==================================================================================

PART I.

Item 1. - Financial Statements

Board of Directors
Oil and Gas Seekers, Inc.
Spokane, WA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Oil and Gas Seekers, Inc. (an exploration stage company) as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2002 and 2001, and for the period from March 19, 1999 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 8, 2002

OIL AND GAS SEEKERS, INC. (An Exploration Stage Company) BALANCE SHEETS
	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS

CURRENT ASSETS
Cash	$29,631	$43,698
Total Current Assets	29,631	43,698

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties using successful efforts accounting:
Unproved properties, oil and gas lease	-	15,000
Total Property Plant and Equipment	-	15,000

TOTAL ASSETS	$29,631	$58,698
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Rent payable to related party	$1,250	$750
Total Current Liabilities	1,250	750

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value; 100,000,000 shares authorized,
38,362,000 shares issued and outstanding	384	384
Additional paid-in capital	108,016	108,016
Deficit accumulated during exploration stage	(80,019)	(50,452)
Total Stockholders' Equity	28,381	57,948

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,631	$58,698

See accompanying notes and accountant's review report.

OIL AND GAS SEEKERS, INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS
		Three Months Ended June 30,				Six Months Ended June 30,			Period of March 19, 1999 (Inception) to June 30, 2002 (Unaudited)
		2002 (Unaudited)		2001 (Unaudited)		2002 (Unaudited)		2001 (Unaudited)
REVENUES		$-		$-		$-		$-	$-

EXPENSES
Rent		250		250		500		500	3,750
Taxes and licenses		340		-		340		185	610
Accounting expense		2,261		3,161		6,457		7,799	28,176
Legal fees		350		1,850		1,450		2,400	22,316
Transfer agent fees		25		25		50		25	1,130
Exploration expense		4,000		-		19,000		-	19,000
General and administrative		40		646		1,770		2,149	5,037
Total Expenses		7,266		5,932		29,567		13,058	80,019

LOSS BEFORE INCOME TAXES		(7,266)		(5,932)		(29,567)		(13,058)	(80,019)

INCOME TAXES		-		-		-		-	-

NET LOSS		$(7,266)		$(5,932)		$(29,567)		$(13,058)	$(80,019)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON STOCK SHARES
OUTSTANDING		38,362,000		38,362,000		38,362,000		38,362,000

See accompanying notes and accountant's review report.

OIL AND GAS SEEKERS, INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
	Number of Shares	Amount
Stock issued in March 1999 for an average of $0.003 per share	38,362,000	$384	$108,016	$-	$108,400

Net loss for the period from inception to December 31, 1999	-	-	-	(3,781)	(3,781)

Balances at December 31, 1999	38,362,000	384	108,016	(3,781)	104,619

Net loss for the year ended December 31, 2000	-	-	-	(27,017)	(27,017)

Balances at December 31, 2000	38,362,000	384	108,016	(30,798)	77,602

Net loss for the year ended December 31, 2001	-	-	-	(19,654)	(19,654)

Balances at December 31, 2001	38,362,000	384	108,016	(50,452)	57,948

Net loss for the six months ended June 30, 2002	-	-	-	(29,567)	(29,567)

Balances at June 30, 2002 (Unaudited)	38,362,000	$384	$108,016	$(80,019)	$28,381

See accompanying notes and accountant's review report.

OIL AND GAS SEEKERS, INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,		Period of March 19, 1999 (Inception) to June 30, 2002 (Unaudited)
	2002 (Unaudited)	2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,567)	$(13,058)	$(80,019)
Adjustments to reconcile net loss to net cash used
by operating activities:
Loss on expiration of oil and gas lease	19,000	-	19,000
Increase (decrease) in accounts payable	-	(2,640)	-
Increase (decrease) in related parties payable	500	(500)	1,250
Net cash used by operating activities	(10,067)	(16,198)	(59,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease	(4,000)	-	(19,000)
Net cash used by investing activities	(4,000)	-	(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	-	108,400
Net cash provided by financing activities	-	-	108,400

Net increase (decrease) in cash	(14,067)	(16,198)	29,631
Cash beginning of period	43,698	65,992	-

Cash at end of period	$29,631	$49,794	$29,631

Supplemental cash flow disclosures:

Income taxes paid	$-	-	$-
Interest paid	$-	$-	$-

See accompanying notes and accountant's review report.

OIL AND GAS SEEKERS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2002

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

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2002 and December 31, 2001.

OIL AND GAS SEEKERS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2002

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2002

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

Revenues
As noted in its statement of operations, Oil and Gas Seekers, Inc. has yet to produced any revenue since inception. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the related contract

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Compensated Absences
Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.At June 30, 2002, the Company had net deferred tax assets of approximately $16,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the

OIL AND GAS SEEKERS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.At June 30, 2002, the Company has net operating loss carryforwards of approximately $80,000, which expire in the years 2019 through 2022.

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

Environmental Expenditures
The Company will accrue for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation will be accrued. Due to the fact that the Company has not started any production activities, there are no known environmental remediation liabilities at June 30, 2002.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.As shown in the accompanying financial statements, the Company has an accumulated deficit of $80,019. The Company has been in exploration stage since inception and has generated no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and sale of securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has plans to seek additional capital through a private placement and public offering of its common stock or through the issuance of debt, none of which are assured.

Accounting Pronouncements
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and

OIL AND GAS SEEKERS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position. In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have any assets with indefinite lives.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective forfinancial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

OIL AND GAS SEEKERS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements
The interim financial statements for the period ended June 30, 2002, included herein, have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common stock, having a par value of $0.00001 per share. In 1999, the Company issued 38,362,000 shares of common stock for cash at an average price of $0.003 per share. The Company has had no other issuances of its common stock.

NOTE 4 - RELATED PARTY TRANSACTIONS AND RENT EXPENSE

The Company occupies office space provided by Mr. Harold Kaufman Jr., the secretary of the Company, at a rate of $1,000 per year. In the six-month periods ended June 30, 2002 and 2001, rent expense was $500 for each period.

NOTE 5 - OIL AND GAS LEASE

On March 31, 2000, the Company acquired for $15,000 a 100% leasehold interest and a 78% net revenue interest in a lease containing oil and gas rights in Stephens County, Texas. This lease expired in March 2002 and during February 2002, the Company negotiated an extension of the lease until July 2002 for $4,000. The Company is attempting to negotiate an extension of the lease. There is no guarantee that an extension will be obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company intends to spend its existing cash on drilling operations on an oil and gas lease. The Company is attempting to neogiate an extension of the lease that expired in July 2002 and does not intend to acquire any additional oil and gas leases until it completes drilling operations on its initial lease. The Company intends to initiate its drilling operations within the next twelve months and believes that it will complete its drilling operations within the next eighteen months. The Company believes it will need additional capital to commence its drilling operations and complete its well.

The Company has not generated any positive cash flow since it has not commenced its initial drilling operation. The Company intends to reduce its dependence on new financings by completing its initial drilling operation. Income from the sale of oil or gas will then be applied to the Company's plan to acquire additional leases. There is no assurance, however, the Company's initial drilling operation will prove successful. If it does not prove successful, the Company will have to rely upon future new finances in order to continue its operations.

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

PART II.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits
Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2002.

OIL AND GAS SEEKERS, INC. (Registrant)
BY:	/s/ Gary Ruff
Gary Ruff, President, Chief Executive Officer and Member of the Board of Directors

BY:	/s/ Harold Kaufman
Harold Kaufman, Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors