Form 10QSB
period 2004-06-30
BACTERIN INTERNATIONAL, INC.
filed 2004-08-18
CIK 1083672

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
------------------------------------------------------------------------------

                           FORM 10-QSB


(Mark one)
 [XX]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2004

 [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

------------------------------------------------------------------------------

                Commission File Number: 000-30847

                   BACTERIN INTERNATIONAL, INC.
 (Exact Name of small business issuer as specified in its charter)

       Nevada                                 88-0420501
(State of Incorporation)                 (IRS Employer ID Number)

            600 Cruiser Lane, Belgrade, Montana 59714
             (Address of principal executive offices)

                           (406) 388-0480
                   (Issuer's telephone number)

                         Not Applicable.
(Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity: As of the date of this report, there were 36,176,403 shares of common stock outstanding.

Transitional Small Business Format: Yes [ ] No [X]

                   BACTERIN INTERNATIONAL, INC.

         Form 10-QSB for the quarter ended June 30, 2004

                        Table of Contents



Part I - Financial Information                                       Page

         Item 1.  Financial Statements                                  3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                     8

         Item 3.  Controls and Procedures                              11

Part II - Other Information

         Item 1.  Legal Proceedings                                    12

         Item 2.  Changes in Securities                                12

         Item 3.  Defaults Upon Senior Securities                      12

         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                  12

         Item 5.  Other Information                                    12

         Item 6.  Exhibits and Reports on Form 8-K                     12

Signatures                                                             13

                 PART I - - FINANCIAL INFORMATION

                  Item 1 - Financial Statements


                   BACTERIN INTERNATIONAL, INC.
                (formerly Oil & Gas Seekers, Inc.)

                       FINANCIAL STATEMENTS

               June 30, 2004 and December 31, 2003

                   Bacterin International, Inc.
                (formerly Oil & Gas Seekers, Inc.)
                   Consolidated Balance Sheets

                    ASSETS
                                                     June 30,    December 31,
                                                       2004         2003
                                                  ------------- -------------
                                                   (unaudited)
Current Assets
  Cash                                            $  1,243,527  $     25,609
  Accounts Receivable                                  613,125        79,000
                                                  ------------- -------------
    Total Current Assets                             1,856,652       104,609

  Property and Equipment, Net                          485,528       286,852

Other Assets
  Licenses                                              36,133        31,667
  Deposits                                              11,856        11,856
                                                  ------------- -------------
    Total Other Assets                                  47,989        43,523
                                                  ------------- -------------

    Total Assets                                  $  2,390,169  $    434,984
                                                  ============= =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $     47,239  $     26,022
  Accrued Liabilities                                   23,657        23,657
  Customer Deposits                                     12,000        12,000
  Current Portion of Long-Term Debt                    830,859       149,878
                                                  ------------- -------------

    Total Current Liabilities                          913,755       211,557

Long-Term Liabilities
  Convertible Notes                                    662,000             -
  Notes Payable                                        901,819       343,074
  Capital Lease Payable                                 37,131        47,438
  Less: Current Portion of Long-Term Debt             (830,859)     (149,878)
                                                  ------------- -------------

    Total Long-Term Liabilities                        770,091       240,634
                                                  ------------- -------------

    Total Liabilities                                1,683,846       452,191

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares,
    $.00001 Par Value, Issued and Outstanding
    36,176,403 and 35,007,000 Shares                       361           350
  Additional Paid in Capital                           776,750        29,511
  Retained Earnings (Deficit)                          (70,788)      (47,068)
                                                  ------------- -------------

    Total Stockholders' Equity                         706,323       (17,207)
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $  2,390,169  $    434,984
                                                  ============= =============

The accompanying notes are an integral part of these financial statements.


                   Bacterin International, Inc.
                (formerly Oil & Gas Seekers, Inc.)
              Consolidated Statements of Operations
                           (Unaudited)


                              For the Three Months Ended   For the Six Months Ended
                                       June 30,                   June 30,
                             --------------------------- ---------------------------
                                  2004          2003         2004           2003
                             ------------- ------------- ------------- -------------

Revenues                     $    412,100  $    291,281  $    812,455  $    415,481

Cost of Sales                           -             -             -             -
                             ------------- ------------- ------------- -------------

Gross Profit (Loss)               412,100       291,281       812,455       415,481
                             ------------- ------------- ------------- -------------

Operating Expenses
  General & Administrative        442,622       152,927       818,863       291,398
                             ------------- ------------- ------------- -------------

    Total Operating Expenses      442,622       152,927       818,863       291,398
                             ------------- ------------- ------------- -------------

Net Operating Income (Loss)       (30,522)      138,354        (6,408)      124,083
                             ------------- ------------- ------------- -------------
Other Income(Expense)
  Interest Expense                (10,895)       (1,203)      (17,439)       (2,091)
  Gain (Loss) on Sale of Asset          -             -           127             -
                             ------------- ------------- ------------- -------------

    Total Other Income(Expense)   (10,895)       (1,203)      (17,312)       (2,091)
                             ------------- ------------- ------------- -------------
Income (Loss) Before
 Income Taxes                     (41,417)      137,151       (23,720)      121,992

Income Tax Expense                      -             -             -             -
                             ------------- ------------- ------------- -------------

Net Income (Loss)            $    (41,417) $    137,151  $    (23,720) $    121,992
                             ============= ============= ============= =============

Net Income (Loss) Per Share  $      (0.00) $       0.00  $      (0.00) $       0.00
                             ============= ============= ============= =============
Weighted Average Shares
 Outstanding                   35,068,882    35,007,000    35,062,941    35,007,000
                             ============= ============= ============= =============













The accompanying notes are an integral part of these financial statements.

                                5



                   Bacterin International, Inc.
                (formerly Oil & Gas Seekers, Inc.)
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                          For the Six Months Ended
                                                                   June 30,
                                                               2004        2003
                                                         ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                      $    (23,720) $    121,992
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                               10,000        10,000
     (Gain) Loss on Sale of Assets                               (127)            -
     Deposits                                                       -        (8,780)
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                     (534,125)     (190,716)
     Increase (Decrease) in:
     Accounts Payable                                          21,217        13,333
     Customer Deposits                                              -      (116,200)
                                                         ------------- -------------

  Net Cash Provided(Used) by Operating Activities            (526,755)     (170,371)

Cash Flows from Investing Activities:
  Payments for Licenses                                        (4,466)            -
  Proceeds from Sale of Assets                                 24,987             -
  Payments for Equipment                                     (236,286)     (122,959)
                                                         ------------- -------------

  Net Cash Provided (Used) by Investing Activities           (215,765)     (122,959)

Cash Flows from Financing Activities:
  Proceeds from Convertible Notes                             662,000             -
  Proceeds from Issuance of Common Stock                      750,000             -
  Proceeds from Notes Payable                                 660,380       248,663
  Payments for Capital Lease                                  (10,307)            -
  Principal Payments for Notes Payable                       (101,635)      (14,509)
                                                         ------------- -------------

  Net Cash Provided (Used) by Financing Activities          1,960,438       234,154
                                                         ------------- -------------

Increase (Decrease) in Cash                                 1,217,918       (59,176)

Cash and Cash Equivalents at Beginning of Period               25,609       127,833
                                                         ------------- -------------

Cash and Cash Equivalents at End of Period               $  1,243,527  $     68,657
                                                         ============= =============

Cash Paid For:
  Interest                                               $     10,895  $      2,091
  Income Taxes                                           $          -  $          -

The accompanying notes are an integral part of these financial statements.

                                6





                   Bacterin International, Inc.
                (formerly Oil & Gas Seekers, Inc.)
          Notes to the Consolidated Financial Statements
                          June 30, 2004


GENERAL

Bacterin International, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Form 10-SB for the twelve months ended December 31, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

REVERSE ACQUISITION

In March 2004, the Company entered into an Agreement and Plan of Share Exchange between Oil & Gas Seekers, Inc, a public company, and Bacterin, Inc. a private company. Pursuant to the plan, the Company canceled 36,315,000 shares of common stock and issued 32,960,000 shares of common stock for all of the outstanding common stock of Bacterin, Inc. and changed its name to Bacterin International, Inc. The reorganization was recorded as a reverse acquisition using the purchase method of accounting.

CONVERTIBLE NOTES

During the six months ended June 30, 2004, the Company issued $662,000 of convertible notes that mature in January 2005 through April 2005 and bear interest at 6%. The notes will automatically be converted into common stock if the Company's stock has traded at an average of $0.67 per share during the 30 day prior to 9 months from the date of issuance. In such event, the notes will be converted at a price equal to 75% of such 30 day average, if such 30 day average is above $0.67 per share and below $1.00 per share and at a price of $1.00 if the common stock during such period traded at an average price equal to or exceeding $1.00 per share. If the notes have not been converted after 9 months, the same terms as described above apply at the maturity date. If the trading price does not exceed $0.67 per share during the relevant period described above then the debenture will not be converted.

Item 2 -  Management's Discussion and Analysis or Plan of Operation

(1)  Caution Regarding Forward-Looking Information

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

     It is impossible to set forth a comprehensive list of all of the factors that may cause actual results or events to differ from the Company's forward-looking statements; however, such factors include, among others:

 . The Company's ability to attract licensees and to enter into licensing agreements for medical device applications on favorable terms, and the Company's ability to maintain a good relationship with such licensee;

 .   The Company's ability to protect its intellectual property;

 . Market acceptance of products sold by licensees which incorporate the Company's coating technology;

 . The timing and pricing of introductions of new medical devices using the Company's technology;

 . The development, introduction and market acceptance of competing products by competitors;

 . The difficulties, uncertainties and delays associated with the FDA and foreign regulatory processes;

 . Healthcare reform and economic and other factors over which the Company has not control; and

 . Acts of God or terrorism which impact the Company's personnel, operations or facilities.

     A number of these factors are outside the knowledge or control of the Company or its management, and could result in significant instability and volatility in the Company's business. Accordingly, persons reviewing the Company should not place undue reliance on any forward-looking statements, and should consult all available information concerning the Company's business, including future SEC filings and other disclosures by the Company.

(2)  Plan of Operation

     In March, 2003, the Company completed a "reverse acquisition" of Bacterin, Inc., a Montana corporation, under the terms of which the shareholders of Bacterin acquired ownership and management control of the Company, and the Company changed its name to "Bacterin International, Inc." During the 2003 fiscal year, the Company was inactive, and its operations in 2002 were limited to maintaining the Company's books and accounting records and status. Because this transaction has been treated as a "reverse acquisition" for accounting purposes, the discussion below pertains principally to the financial condition and operating results of Bacterin, the Company's wholly-owned subsidiary, and financial statements included in this Form 10-QSB reflect the financial condition and operating results of Bacterin.

     To date, the Company's revenue has been derived almost exclusively from development contracts with medical device companies. Many of these development contracts result in a licensing and royalty arrangement. However, the Company has not realized any revenue from licensing fees or royalty arrangements in the 2002 and 2003 fiscal years, or the six months ended June 30, 2004.

     The Company's plan of operations contemplates revenue in the future from at least three sources: (a) license fees in connection from licensing the Company's coatings technology, under licensing agreements with medical device companies; (b) royalties from such licensing arrangements; and (c) continuing research and development fees under development contracts with medical device manufacturers. The Company expects that it will begin to receive license fees and royalties in the latter part of 2004, and that such fees will increase monthly as FDA approvals are obtained, and medical devices employing the Company's coatings technology are introduced into the market and sales increase.

     The Company expects that its revenue will fluctuate quarterly depending on a number of factors, including, but not limited to, the timing of customers in receiving FDA approval of medical products incorporating the Company's technology; the timing and success of the Company's customers in introducing and selling medical devices which incorporate the Company's coatings technology; the timing, number and size and success of development agreements entered into between the Company and third party medical device manufacturers and the related timing of license and royalty payments to the Company; and the introduction and acceptance of competing products.

(3)  Results of Operations

     The Company had revenue of $412,100 and $291,281 for the three months ended June 30, 2004 and 2003, respectively, as compared to $812,455 and $415,481 for the six months ended June 30, 2004 and 2003, respectively. This revenue is entirely attributable to research, development and testing
contracts and arrangements with third parties.   The increase in revenue in
2004 was attributable to an increase in the number and size of development contracts with medical device companies, some of which it is anticipated will result in license fees and royalty income in future periods. With the increase in revenues, the Company also experienced a substantial increase in operating expenses, from $442,622 and $818,863 for the three and six months ended June 30, 2004, compared to $152,927 and $291,398 for the three and six months ended June 30, 2003. This increase in operating expenses is attributable to a general expansion of operations, including an increase in general and administrative expenses and office overhead, personnel, and the development of expanded research and development and marketing programs.

     The Company's auditors issued a going concern opinion for the year ended December 31, 2003. This means that the Company's auditors believed, as of the date of their report included in a report on Form 10-SB, that there may is substantial doubt that it can continue as an on-going concern unless it
obtains additional capital.   The Company believes this situation has changed
as a result of the reverse acquisition with Bacterin, and funding received by the Company during the six months ended June 30, 2004. However, the continuation of the Company will depend on the ability of the Company to generate revenue from operations or raise additional debt or equity capital.

The Company has realized a net loss for the three and six months ended June 30, 2004, of $41,417 and $23,720, respectively, and a net income for the three and six months ended June 30, 2003, of $137,151 and $121,992, respectively.

(4)  Liquidity and Capital Resources

     As of June 30, 2004, the Company had total current assets of $1,856,652, consisting of cash ($1,243,527) and accounts receivable ($613,125) and total current liabilities of $913,755, and shareholders' equity of $706,323, compared to total current assets of $104,609, consisting of cash and accounts receivable, total current liabilities of $211,557, and stockholders' deficit
of $17,207 as of December 31, 2003.   During the 2003 fiscal year, the Company
realized a one-time gain of approximately $396,000 from the sale-leaseback of the building in which Bacterin conducts operations in Belgrade, Montana, which provided the Company with needed capital to fund the Company's expanded operations during the year.

     During the six months ended June 30, 2004, the Company raised a total of $662,000 through the sale of convertible notes in the Company to accredited
investors.   The notes accrue interest at the rate of 6% and are due and payable one year from the date of issuance, unless earlier converted into shares of common stock. The principal and interest under the notes are convertible into shares of common stock, under certain circumstances. The notes will automatically be converted into common stock if the Company's stock has traded at an average of $0.67 per share during the 30 day prior to 9 months from the date of issuance. In such event, the notes will be converted at a price equal to 75% of such 30 day average, if such 30 day average is above $0.67 per share and below $1.00 per share and at a price of $1.00 if the common stock during such period traded at an average price equal to or exceeding $1.00 per share. If the notes have not been converted after 9 months, the same terms as described above apply at the maturity date. If the trading price does not exceed $0.67 per share during the relevant period described above then the notes will not be converted.

     At the end of June, 2004, a private accredited investor, who was previously unaffiliated with the Company, invested a total of $750,000 in the Company, for a total of 1,119,403 shares of common stock, at a price of $0.67 per share.

     The Company believes the proceeds from the sale of the notes, together with revenue from operations, will be sufficient to fund operations over the next six months, at current rates of growth.

     A number of expenses are expected to increase in 2004 as the Company continues to expand operations. Beginning in 2004, the Company will have minimum royalties to a licensor of $50,000, which will increase to $100,000 in 2005, and an additional $100,000 each year thereafter until 2008, when the
minimum royalties will be $400,000 for 2008 and each year thereafter.   In
addition, the Company anticipates that general and administrative costs will continue to increase during the year as it expands personnel and consulting services to meet the demand of expanding research and development contracts. To date, most of the Company's research and development has been performed under development contracts with third parties. However, management anticipates this will change, and the Company will incur research and development expenses, as it seeks to develop its own products and markets. Sales and marketing expenses are expected to increase in 2004, as the Company continues efforts to find new applications for its coatings technology and license its technology.

    The Company has not made any material commitments for capital expenditures in 2004, and does not anticipate any material commitments during the 2004 fiscal year.

Item 3 - Controls and Procedures

    As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

    There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     At the end of June, 2004, a private accredited investor, who was previously unaffiliated with the Company, invested a total of $750,000 in the Company, for a total of 1,119,403 shares of common stock, at a price of $0.67 per share.

     During the six months ended June 30, 2004, the Company raised a total of $662,000 through the sale of convertible notes in the Company to accredited
investors.   The notes accrue interest at the rate of 6% and are due and payable one year from the date of issuance, unless earlier converted into shares of common stock. The principal and interest under the notes are convertible into shares of common stock, under certain circumstances. The notes will automatically be converted into common stock if the Company's stock has traded at an average of $0.67 per share during the 30 day prior to 9 months from the date of issuance. In such event, the notes will be converted at a price equal to 75% of such 30 day average, if such 30 day average is above $0.67 per share and below $1.00 per share and at a price of $1.00 if the common stock during such period traded at an average price equal to or exceeding $1.00 per share. If the notes have not been converted after 9 months, the same terms as described above apply at the maturity date. If the trading price does not exceed $0.67 per share during the relevant period described above then the notes will not be converted.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 2004, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K


Exhibit  Description


31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002**


*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BACTERIN INTERNATIONAL, INC.

Date: August 17, 2004            By:  /s/ Guy Cook
                                     --------------------------------------
                                     Guy Cook, President and CEO


Date: August 17, 2004            By:  /s/ Mitchell T. Godfrey
                                     --------------------------------------
                                     Mitchell T. Godfrey, Secretary and CFO